Form 10QSB
period 1997-03-31
MARINE MANAGEMENT SYSTEMS INC
filed 1997-06-13
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

         Commission file number 0-29236


                         MARINE MANAGEMENT SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        06-0886588
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

                      470 West Avenue, Stamford, CT, 06902
                    (Address of Principal Executive Offices)

                                 (203) 327-6404
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  x
    ---      ---
Number of Shares of Issuer's Common Stock, $.002 par value outstanding as of June 10, 1997 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes       No  x
    ---      ---

                        MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                          Page No.

Item 1.           Financial Statements  (unaudited, except as noted)                                      3-8

         Balance Sheets, March 31, 1997 and December 31, 1996 (audited)                                    3

         Statements of Operations, Three Months Ending                                                     4
         March 31, 1997 and March 31, 1996

         Statement of Cash Flows, Three Months Ending                                                      5
         March 31, 1997 and March 31, 1996

         Notes to Financial Statements                                                                     6

Item 2.           Management's Discussion and Analysis or Plan of Operation                                9


PART II - OTHER INFORMATION

Item 6.  -   Exhibits and Reports on Form 8-k                                                              14
Exhibit  11.   Computation of Earnings Per Share
Exhibit  27.  Financial Data Schedule

                         MARINE MANAGEMENT SYSTEMS, INC.

                                 BALANCE SHEETS

                                                                               3/31/97          12/31/96
                                                                             (unaudited)
Assets
Current:
  Cash                                                                       $    21,283      $    58,117
  Accounts receivable                                                            947,347          954,480
  Inventories                                                                     13,038           22,307
  Prepaid expenses and other                                                      74,474           44,865
                                                                             ----------------------------

     Total current assets                                                      1,056,142        1,079,769
Property and Equipment, net of accumulated depreciation                          195,324          210,449
     of $190,868 and of $516,511
Computer software costs, net of accumulated depreciation
     of $1,381,426 and $862,332                                                2,269,612        2,002,281
Deferred registration costs                                                      504,764          314,141
Other                                                                              5,914            5,914
                                                                             ----------------------------

                                                                             $ 4,031,756      $ 3,612,554
                                                                             ============================


Liabilities and Stockholders' deficit
Current:
  Short-term borrowings                                                      $   975,000      $   975,000
  Accounts payable and accrued expenses                                        1,454,851          812,914
  Subordinated debt - related parties                                            614,000          410,000
  Billings in excess of costs on uncompleted contracts                           125,164           81,704
  Deferred revenue                                                               221,741          275,226
  Customer deposits                                                               93,770           79,240
  Current portion of long-term debt and capital lease obligations                279,269          296,767
                                                                             ----------------------------

     Total current liabilities                                                 3,763,795        2,930,851
Long-term debt and capital lease obligations, less current portion               257,404          266,292
Subordinated debt - related parties                                              666,000          666,000
                                                                             ----------------------------

     Total liabilities                                                         4,687,199        3,863,143
                                                                             ----------------------------

 Redeemable preferred stock, $100 par value, 8% cumulative, 7,500 shares
  authorized, non and 7,500 shares issued and outstanding                        750,000          750,000
                                                                             ----------------------------

Commitments and contingencies
Stockholders' deficit:
  Common stock, $.002 par value, 9,000,000 shares authorized,
    2,701,110 and 2,007,576 issued and outstanding                                 5,402            5,402
  Additional paid-in capital                                                   5,456,475        5,333,475
  Accumulated deficit                                                         (6,478,483)      (5,950,629)
  Loans receivable officers                                                     (388,837)        (388,837)
                                                                             ----------------------------
     Total stockholders' deficit                                              (1,405,443)      (1,000,589)
                                                                             ----------------------------

                                                                             $ 4,031,756      $ 3,612,554
                                                                             ============================

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
              STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING
                        MARCH 31, 1997 AND MARCH 31, 1996
                                   (UNAUDITED)


                                                                                1997             1996
                                                                                ----             ----
Revenues
  Software                                                                  $   522,543      $   605,097
  Hardware                                                                      149,739          235,729
  Contract                                                                       78,732          187,095
                                                                            ----------------------------
                                                                                751,014        1,027,921

Cost of Revenues:
  Software                                                                      196,723          207,047
  Software amortization                                                          75,000           75,553
  Hardware                                                                      100,873          155,659
  Contract                                                                       78,732          187,095
                                                                            ----------------------------
                                                                                451,328          625,354


     Gross profit                                                           $   299,686      $   402,567

Operating expenses:
  Research and development                                                       76,606           48,633
  Selling and administrative                                                    667,104          532,813
  Depreciation and amortization                                                  20,528           13,221
                                                                            ----------------------------
                                                                                764,238          594,667

Loss from operations                                                           (464,552)        (192,100)

Other income (expense):
  Interest expense                                                              (63,302)         (46,823)



Net loss                                                                    $  (527,854)     $  (238,923)
                                                                            ============================

Loss per share of common stock and                                          $     (0.18)     $     (0.08)
     common stock equivalents

Weighted average number of common shares outstanding                          2,959,010        2,557,906

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
              STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDING
                        MARCH 31, 1997 AND MARCH 31, 1996
                                   (UNAUDITED)

                                                                                1997           1996
                                                                                ----           ----
Cash flows from operating activities:
Net (loss)                                                                   $(527,854)     $(238,923)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             95,526         71,974
    Changes in Assets and Liabilities
      Accounts receivable                                                        7,133        218,508
      Inventory                                                                  9,269         (5,651)
      Prepaid Expenses                                                         (29,609)       (67,590)
      Accounts Payable and accrued expenses                                    618,668         71,312
      Billings in excess, Deferred revenue and customer deposits                 4,504       (134,743)
                                                                             ------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $ 177,637      $ (85,113)

Cash flows from investing activities:
      Capitalized computer software costs                                     (342,331)      (292,912)
      Acquisitions of property and equipment - net                              (5,131)        22,991
                                                                             ------------------------

NET CASH USED IN INVESTING ACTIVITIES                                        $(347,462)     $(269,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                                --           25,000
      Deposits on Stock Subscriptions                                                         254,250
      Long-term debt and capitalized lease obligations                         (26,386)        81,250
      Proceeds from subordinated short-term loans                              350,000           --
      Deferred Registration Costs                                             (190,623)          --
                                                                             ------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    $ 132,991      $ 360,500
                                                                             ------------------------

NET INCREASE (DECREASE) IN CASH                                                (36,834)         5,466

CASH, BEGINNING OF PERIOD                                                       58,117         15,350
                                                                             ------------------------

CASH, END OF PERIOD                                                          $  21,283      $  20,816
                                                                             ========================


Supplemental Disclosures of Cash Flow Information:
Cash paid For:
    Interest                                                                 $  11,400      $  16,814
    Income Taxes                                                             $    --        $    --
Supplemental disclosure of non-cash investing and financing activity:
     Discount of subordinated short term loan                                $ 146,000      $    --


                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 1.  NATURE OF BUSINESS

         Marine Management Systems, Inc. (the "Company") provides a variety of products and services related to ship operations and maintenance management. The Company develops and sells computer software programs, information systems and computer equipment, as well as provides support and engineering services related to these products throughout the world.

NOTE 2.  BASIS OF PRESENTATION

1. The accompanying unaudited financial statements, which are for interim periods, except the December 31, 1996 balance sheet, do not include all information contained in the Company's audited financial statements and the footnotes thereto for the year ended December 31, 1996 (the "Financial Statements"). The December 31, 1996 balance sheet was derived from the audited Financial Statements. Certain information and footnote disclosures included in the Financial Statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying unaudited financial statements were prepared on a basis consistent with the Financial Statements.

2. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ending March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Computer Software Costs and Amortization
         The Company capitalizes the direct costs and allocated overhead associated with the development and testing of software programs after technological feasibility has been established. The annual amortization of the capitalized costs is the greater of the amount computed using the rates that current gross revenues for a product or products bear to the total of current and anticipated future gross revenues for that product or products, or the straight-line method over the remaining estimated economic life of the product including the period being presented. The establishment of technological feasibility and the on going assessment of recoverability of capitalized computer software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Research and Development expenditures are expensed in the period incurred.

4. Earnings Per Share:
         Loss per share of Common Stock is calculated by dividing net loss by the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during each of the periods presented after giving retroactive effect to the 1 for 2.7 reverse stock split. In addition, when an initial public offering is completed (as in the case of the Company, effective May 1, 1997) Common Stock and common stock equivalents issued by the Company at a price less than the estimated initial public offering price during the twelve months immediately preceding the initial filing of the offering are treated as outstanding for all periods presented, using the treasury stock method.


5.       Revenue and Cost Recognition
         Software revenues are revenues which are derived from the sale of software, extended warranty and support services to the marine industry customers. Revenues are recognized in the period when the products are delivered or the services are rendered. Revenues from the sales of extended warranty contracts are deferred and recognized on a straight-line basis over the term of the contract.

         Hardware revenues are revenues which are derived from the sale of hardware to non-marine and marine industry customers.

         Revenues for contracts with a term in excess of one year are recognized using the percentage of completion method, measured by percentage of costs incurred to date to estimated total costs for each contract. Contract costs include all direct costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized on contracts in progress. Revenues for contracts with a term of less than one year are recognized when either the services are performed or when the products are delivered.



6.       Deferred Registration Costs
         Costs incurred in connection with the Company's initial public offering are deferred and will be charged against stockholders' equity after the effective date of the offering, May 1, 1997.

NOTE 3.  SUBSEQUENT EVENTS

(a) The Company completed an initial public offering (the "Initial Public Offering") underwritten by Whale Securities Co., L. P. on May 1, 1997 of one million, four hundred forty thousand shares of Common Stock of the Company at a price of $5.00 per share and one million, four hundred forty thousand warrants at a price of $.10 per warrant. Each warrant will be exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. For further information with respect to the Company and such securities, reference is made to the Company's Registration Statement (on Form SB-2, File No. 333-21043) and the exhibits and schedules filed as a part thereof, which are incorporated herein by reference.


(b) Immediately prior to effectiveness of the Company's Initial Public Offering, certain officers of the Company satisfied their respective outstanding debt to the Company in the aggregate amount of $388,837 by selling to the Company 77,767 shares of the Company's Common Stock. As of March 31, 1997 and December 31, 1996, such balances have been included as a reduction of stockholders' equity.

NOTE 4:  SALE OF INVESTMENT UNITS

          In January 1997, the Company completed the sale of seven investment units (the "Bridge Units") to six private investors at a price of $50,000 per Bridge Unit for total gross proceeds of $350,000 (the "Bridge Financing"). Each Bridge Unit consisted of a 9% promissory note of the Company in the principal amount of $50,000, maturing upon the consummation, and payable out of the proceeds, of the Initial Public Offering (each a "Bridge Note") and the 10,000 shares of Common Stock (the "Bridge Shares"). Immediately prior to the Bridge Financing, Eugene D. Story and Robert D. Ohmes, each an executive officer and director of the Company, contributed 45,000 and 25,000 of their shares of Common Stock, respectively, to the Company's treasury, which treasury shares were then issued by the Company to the investors in the Bridge Financing as the Bridge Shares. Messrs. Storey and Ohmes contributed such shares to the Company's treasury for issuance as Bridge Shares in order to keep constant the number of outstanding shares of Common Stock. Messrs. Story and Ohmes treated such contribution of shares as a contribution to capital and did not, and will not, receive any consideration in exchange for such shares. In May 1997, an aggregate of 20,000 Bridge Shares were returned to the Company by two investors in the Bridge Financing for no consideration.

         In connection with the sale of the Bridge Units, the Company recognized a loan discount in the amount of $146,000 and debt issuance costs of $32,000. The Company will recognize a charge to operations in the amount of $178,000 for satisfaction of the debt from the proceeds of the Initial Public Offering

                         MARINE MANAGEMENT SYSTEMS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement (Form SB-2, File No. 333-21043), which discussion is incorporated herein by reference.

Three Months Ending March 31, 1997 Compared to Three Months Ending March 31,
1996

OVERVIEW

         The Company continues to expend substantial resources in connection with the research and development of new and enhanced products. Initial modules of the Windows-based version of the Fleet Manager Series are currently being Beta tested and are expected to be commercially available during the second quarter of 1997, with the balance of the Fleet Manager Modules expected to be commercially available by the end of 1997. While the Company expects significant growth in revenues from the introduction of these products, there can be no assurance that any introduction of Windows-based products by the Company's competitors prior to the Company's completion of its new product version will not exert downward price pressure on the Company's existing Fleet Manager Series products or will not render them obsolete and unmarketable. Moreover, there can be no assurance that the Company will be able to successfully develop its proposed Windows-based products within the anticipated time frame, or at all, or that if introduced, its new Windows-based versions will achieve market acceptance.

         Starting in mid-1995, the Company began the development of the Integrated Shipboard Information Technology (ISIT) platform for the maritime industry. This platform is designed to permit the integration of a myriad of ship equipment and informational systems under a common protocol, including proposed ISIT-compliant versions of the Company's Fleet Manager Series products currently under development, and to provide a standard interface to shore-based systems. When completed, the ISIT platform is intended to provide users with a common communication path for all of their ISIT-compliant software applications, enabling them to use most satellite services and a variety of telephone networks and services, including the internet. ISIT is also intended to provide a means for collecting and storing a ship's operating data (for instance the data found in the various control systems on the ship's bridge and engine room which operate with their own proprietary protocols) in a common database and format.

         The Company is expecting to complete the initial development and to begin testing of the ISIT platform in the second quarter of 1997 and to commence initial marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Series products by the fourth quarter of 1997. While the Company believes the ISIT platform and ISIT compliant versions of its Fleet Manager Series will result in significant growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Series or other products will be completed and ready for market by the fourth quarter of 1997, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including: timely and efficient implementation of the manufacturing process; effective sales, marketing and customer services; and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

         In keeping with the Company's strategy to aggressively market its existing and future products, during 1996 the Company significantly increased the number of sales and marketing personnel and also substantially increased the number of production and development personnel. It is anticipated that the investment in development and research resources and expansion of sales and marketing efforts will result in improvement in the Company's performance during the current year. However, management cautions that the Company's future level of sales and potential profitability will depend on many factors including: an increased demand for the Company's existing products; the ability of the Company to develop and sell new products and product versions to meet customers' needs; the ability of management to control costs and successfully implement the Company's strategy; and the ability of the Company to develop and deliver products in a timely manner.

RESULTS OF OPERATIONS

Revenues for the first quarter 1997 of $751,014 were $276,907 below the same period in 1996. Management believes software and hardware sales for the first quarter were negatively impacted by customers deferring purchases in anticipation of the Company's Windows-based products currently in Beta testing (Beta testing began in May, 1997).

Government contract revenues in the first quarter of 1997 of $78,732 were substantially ($108,363) below 1996 levels of $187,095, arising from the diminished payments associated with the development of the ISIT platform. The funding for the development of the ISIT platform nears completion.

The Company generated gross profits in the first quarter of 1997 of $299,686, $102,881 below last year's first quarter gross profit of $402,567, due to the lower sales levels as described above. Gross margins remained essentially level between the two quarters, at 40% for the first quarter of 1997 and 39% for the first quarter of 1996.

Operating expenses

Operating expenses for the first quarter 1997 of $764,238 exceeded prior year operating expenses of $594,667 by $169,571. Research and development expenses of $76,606 exceeded 1996 first quarter levels of $48,633 by $27,973, which reflects an increase in work to enhance already commercially ready software costs (which are expensed) compared to prior year, where a larger percentage of work occurred in software development (costs which are capitalized). Selling and Administration expenses increased $134,291 from 1996 to 1997. This is primarily due to an increase in sales and marketing personnel between the two periods as the Company anticipated the launch of new software products. Also, rental expenses increased, as the Company moved its headquarters to facilities which provide more room and a more efficient operating environment.

Interest expenses increased to $63,302 in the first quarter of 1997 from $46,823 in the same period of 1996. Higher working capital requirements demanded higher borrowing which was accomplished through increased short term debt and the sale of Bridge Units in the Bridge Financing.

Reduced sales and increased operating and interest expenses generated the Company's net loss of $527,854, compared to a net loss of $238,923 in the comparable quarter of 1996.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements to fuel developmental and organizational costs required to establish new products grew, and will continue to grow, until these products are ready for shipment to customers. The Company's primary source of liquidity at March 31, 1997 consisted of short term borrowing, including the $350,000 bridge loan from investors, coupled with delayed vendor payments.

The Company subsequently completed the Initial Public Offering on May 1, 1997, providing the Company with net proceeds of approximately $5,717,000. Management believes these proceeds will provide sufficient capital to fund the Company's capital requirements for 18 months or longer from the date of the Initial Public Offering, although there can be no assurances that such funds will not be expended prior to then due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions prove to be inaccurate, the Company might be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing. Consequently, there can be no assurance that any additional financing, if needed, will be available to the Company, on commercially reasonable terms, or at all.

                         MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARINE MANAGEMENT SYSTEMS, INC
                                            (Registrant)

Dated:  June 13, 1997                    By: /s/Robert D. Ohmes
                                             -----------------------------
                                         Robert D. Ohmes
                                         Executive Vice President and
                                         Chief Financial Officer


Dated: June 13, 1997                     By:  /s/Eugene D. Story
                                              ----------------------------
                                         Eugene D. Story
                                         President and Chief Executive Officer

PART II

OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.  The following exhibits are filed herewith:

         11. Statement re: Computation of Per Share Earnings

         27. Financial Data Schedule

(b) Report on Form 8-K No reports on Form 8-K were filed in the quarter ended March 31, 1997