Form 10QSB
period 1997-06-30
MARINE MANAGEMENT SYSTEMS INC
filed 1997-08-13
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1997

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

Yes  _x_   No  ___

Number of Shares of Issuer's Common Stock, $.002 par value outstanding as of August 10, 1997 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes  __  No  _x_

                         MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.     Financial Statements  (unaudited, except as noted)            3-9

      Balance Sheets, June 30, 1997 and December 31, 1996 (audited)         3

      Statements of Operations, Three Months and  Six Months Ending         4
      June 30, 1997 and June 30, 1996

      Statement of Cash Flows,  Six Months Ending  June 30, 1997 and        5
      June 30, 1996

      Notes to Financial Statements                                         6

Item 2.     Management's Discussion and Analysis or Plan of Operation      10


PART II - OTHER INFORMATION

Item 6.  -   Exhibits and Reports on Form 8-K                              15
Signatures                                                                 16
Exhibit 11.   Computation of Earnings Per Share
Exhibit  27.  Financial Data Schedule

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                             6/30/97           12/31/96
                                                                           (unaudited)
Assets
Current:
  Cash                                                                     $  2,195,976     $     58,117
  Accounts receivable                                                         1,280,221          954,480
  Inventories                                                                    47,221           22,307
  Prepaid expenses and other                                                     74,380           44,865
                                                                           ------------     ------------

     Total current assets                                                     3,597,798        1,079,769
Property and Equipment, net of accumulated depreciation                         213,740          210,449
     of $216,998 and of $170,340
Computer software costs, net of accumulated amortization
     of $1,456,426 and $1,306,426                                             2,664,919        2,002,281
Deferred registration costs                                                           0          314,141
Other                                                                             5,912            5,914
                                                                           ------------     ------------

                                                                           $  6,482,369     $  3,612,554
                                                                           ============     ============


Liabilities and Stockholders' equity (deficit) Current:
  Short-term borrowings                                                    $    475,000     $    975,000
  Accounts payable and accrued expenses                                         590,020          812,914
  Subordinated debt - related parties                                                 0          410,000
  Billings in excess of costs on uncompleted contracts                           84,152           81,704
  Deferred revenue                                                              172,093          275,226
  Customer deposits                                                              82,591           79,240
  Current portion of long-term debt and capital lease obligations               111,768          296,767
                                                                           ------------     ------------

     Total current liabilities                                                1,515,624        2,930,851
Long-term debt and capital lease obligations, less current portion              156,391          266,292
Subordinated debt - related parties                                             666,000          666,000
                                                                           ------------     ------------

     Total liabilities                                                        2,338,015        3,863,143
                                                                           ------------     ------------

Redeemable preferred stock, $100 par value, 8% cumulative, 7,500 shares
  authorized, none and 7,500 shares issued and outstanding                            0          750,000
                                                                           ------------     ------------


Stockholders' equity (deficit):
  Common stock, $.002 par value, 9,000,000 shares authorized,
    4,421,120 and 2,701,110 issued and outstanding                                8,842            5,402
  Additional paid-in capital                                                 11,535,485        5,333,475
  Loans receivable officers                                                           0         (388,837)
  Accumulated deficit                                                        (7,399,973)      (5,950,629)
                                                                           ------------     ------------
     Total stockholders' equity (deficit)                                     4,144,354       (1,000,589)

                                                                           $  6,482,369     $  3,612,554
                                                                           ============     ============

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Six Months Ended June 30,      Three Months Ended June 30,
                                            ---------------------------     ---------------------------
                                               1997            1996            1997            1996
                                            -----------     -----------     -----------     -----------
Revenues
  Software                                  $ 1,252,600     $ 1,046,869     $   730,057     $   441,772
  Hardware                                      429,733       1,068,250         279,994         832,521
  Contract                                      179,458         633,021         100,726         445,926
                                            ---------------------------     ---------------------------
                                              1,861,791       2,748,140       1,110,777       1,720,219

Cost of Revenues:
  Software                                      466,994         624,969         270,271         417,922
  Software amortization                         150,000         128,672          75,000          53,119
  Hardware                                      326,684         847,288         225,811         691,629
  Contract                                      150,418         356,680          71,686         169,585
                                            ---------------------------     ---------------------------
                                              1,094,096       1,957,609         642,768       1,332,255


     Gross profit                           $   767,695     $   790,531     $   468,009     $   387,964

Operating expenses:
  Research and development                       92,040          97,266          15,434          48,633
  Selling and administrative                  1,708,628         970,726       1,041,524         437,913
  Depreciation and amortization                  46,657          32,424          26,129          19,203
                                            ---------------------------     ---------------------------
                                              1,847,325       1,100,416       1,083,087         505,749

Loss from operations                         (1,079,630)       (309,885)       (615,078)       (117,785)

Other income (expense):
  Interest expense, net of interest inc        (369,714)       (111,870)       (306,412)        -65,047



Net loss                                    $(1,449,344)    $  (421,755)    $  (921,490)    $  (182,832)
                                            ===========================     ============================

Loss per share of common stock and
     common stock equivalents               $     (0.39)    $     (0.12)    $     (0.22)    $     (0.05)

Weighted average number of common
     shares outstanding                       3,562,020       2,474,115       4,035,354       2,558,594

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                     -------------------------

                                                                           1997            1996
Cash flows from operating activities:
Net (loss)                                                          $(1,449,344)    $  (421,755)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     196,657         161,096
    Changes in Assets and Liabilities
      Accounts receivable                                              (325,741)       (448,739)
      Inventory                                                         (24,914)        (58,310)
      Prepaid expenses                                                  (29,515)        (73,274)
      Accounts payable and accrued expenses                            (882,894)        938,940
      Other                                                                              14,172
      Billings in excess, deferred revenue and customer deposits        (97,334)       (154,369)
                                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                               $(2,613,085)    $   (42,239)

Cash flows from investing activities:
      Capitalized computer software costs                              (812,638)       (404,126)
      Acquisitions of property and equipment - net                      (49,948)        (26,592)
                                                                    -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                               $  (862,586)    $  (430,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                                       25,000
      Proceeds from advances payable                                                     75,000
      Long-term debt and capitalized lease obligations                 (294,900)        (84,295)
      Contributions to capital, 1996                                                    566,750
      Net proceeds from 1997 IPO                                      5,908,430
                                                                    -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           $ 5,613,530     $   582,455
                                                                    -----------     -----------

NET INCREASE IN CASH                                                  2,137,859         109,498

CASH, BEGINNING OF PERIOD                                                58,117          15,350
                                                                    -----------     -----------

CASH, END OF PERIOD                                                 $ 2,195,976     $   124,848
                                                                    ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid For:
    Interest                                                        $   148,762     $    33,093
Supplemental disclosure of non-cash investing and
     financing activity:
     Discount of subordinated short term loan                       $   146,000
     Conversion of debt for equity                                  $ 1,000,000

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

NOTE 2. BASIS OF PRESENTATION

(a) The accompanying unaudited financial statements, which are for interim periods, except the December 31, 1996 balance sheet, do not include all information contained in the Company's audited financial statements and the footnotes thereto for the year ended December 31, 1996 (the "Financial Statements"). The December 31, 1996 balance sheet was derived from the audited Financial Statements. Certain information and footnote disclosures included in the Financial Statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying unaudited financial statements were prepared on a basis consistent with the Financial Statements.

(b) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and six months ending June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

( c ) Computer Software Costs and Amortization

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

(d)   Loss Per Share:

      Loss per share of Common Stock is calculated by dividing net loss by the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during each of the periods presented after giving retroactive effect to a 1 for 2.7 reverse stock split effected on August 21, 1996. In addition, Common Stock and common stock equivalents issued by the Company at a price less than the initial public offering price of the common stock during the twelve months immediately preceding the initial public offering are treated as outstanding for all periods presented, using the treasury stock method.


(e)   Revenue and Cost Recognition

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



(f)   Deferred Registration Costs

      Costs incurred in connection with the Company's Initial Public Offering were deferred and offset against the proceeds of the Initial Public Offering effective May 1, 1997.

NOTE 3.  INITIAL PUBLIC OFFERING

(a) The Company completed an initial public offering (the "Initial Public Offering") underwritten by Whale Securities Co., L. P. on May 1, 1997 of 1,440,000 of Common Stock of the Company at a price of $5.00 per share and 1,656,000 warrants at a price of $.10 per warrant. Each warrant will be exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. For further information with respect to the Company and such securities, reference is made to the Company's Registration Statement on form SB-2 (File No. 333-21043) and the exhibits and schedules filed as part thereof.


(b) Immediately prior to effectiveness of the Company's Initial Public Offering, certain officers of the Company satisfied their respective outstanding debt to the Company in the aggregate amount of $388,837 by selling to the Company 77,767 shares of the Company's Common Stock. As of December 31, 1996, such balances have been included as a reduction of stockholders' equity.

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

      In connection with the sale of the Bridge Units, the Company recognized a loan discount in the amount of $146,000 and debt issuance costs of $32,000. The Company recognized a charge to operations in the second quarter in the amount of $178,000 for satisfaction of the debt from the proceeds of the Initial Public Offering.

NOTE 5:  CII TRANSACTIONS:

      Immediately prior to the consummation of the Initial Public Offering, all 7,500 shares of the redeemable preferred stock, par value $100 per share, which shares were held by Connecticut Innovations, Incorporated ("CII") an agency of the State of Connecticut and a principal stockholder of the Company, converted into an aggregate 277,777 shares of Common Stock. In addition, the remaining $235,924 principal amount plus accrued interest outstanding under the Company's March 1995 promissory note to CII was paid out of the proceeds of the Initial Public Offering. Simultaneous with the consummation of this offering, the Company used $94,185 of the proceeds from the Initial Public Offering to buy back from CII warrants which were exercisable to purchase

129,944 shares of Common Stock at an exercise price of $2.31 per share. This transaction was consummated and the amount was charged to operations (interest) during the second quarter of 1997.

Item 2: Management's Discussion And Analysis Or Plan Of Operation

      This report contains forward-looking statements made on a good faith basis. Such forward-looking statements, including those concerning the Company's expectations for demand and sales of new and existing products, industry and market segment growth and market and technology opportunities, all involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes in the marine transportation industry, delays or problems in the development and commercialization of the Company's products, customer interest in and acceptance of the Company's current and new products and services, the impact of competitive products and services and technological changes affecting the Company's products and products under development.

Overview

      The Company continues to expend substantial resources in connection with the research and development of new and enhanced products. Beta testing of the initial modules of the Windows-based version of the Fleet Manager Series was completed and the initial modules were made commercially available in July. The Company expects the balance of Fleet Manager Modules to be commercially available by the end of 1997. While the Company expects significant growth in revenues from the introduction of these products, there can be no assurance that any introduction of Windows-based products by the Company's competitors prior to the Company's completion of its new product version will not exert downward price pressure on the Company's existing Fleet Manager Series products or will not render them obsolete and unmarketable. Moreover, there can be no assurance that the Company will be able to successfully develop its proposed Windows-based products within the anticipated time frame, or at all, or that if introduced, its new Windows-based versions will achieve market acceptance.

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

      The Company completed the initial development and began testing of the ISIT platform in the second quarter of 1997. It expects to commence initial marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Series products by the fourth quarter of 1997. While the Company believes the ISIT platform and ISIT compliant versions of its Fleet Manager Series will result in significant growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Series or other products will be completed and ready for market by the fourth quarter of 1997, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including: timely and efficient implementation of the manufacturing process; effective sales, marketing and customer services; and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

      In keeping with the Company's strategy to aggressively market its existing and future products, during 1996 and the first half of 1997, the Company significantly increased the number of sales and marketing personnel and also substantially increased the number of production and development personnel. It is anticipated that the investment in development and research resources and expansion of sales and marketing efforts will result in improvement in the Company's performance during the current year. However, management cautions that the Company's future level of sales and potential profitability will depend on many factors including: an increased demand for the Company's existing products; the ability of the Company to develop and sell new products and product versions to meet customers' needs; the ability of management to control costs and successfully implement the Company's strategy; and the ability of the Company to develop and deliver products in a timely manner.

Results Of Operations

Three Months Ending June 30, 1997 Compared to Three Months Ending June 30, 1996.

      Revenues. Revenues for the second quarter 1997 of $1,110,777 were $609,442 below the same period in 1996 representing a 35.4% decline The slippage in revenue for the second quarter 1997 versus the second quarter 1996 was due entirely to a decline in hardware and contract business.

      Hardware revenues of $279,994 for the second quarter 1997 were down 66.4% from $832,521 in the second quarter 1996 primarily reflecting non-replacement of a major hardware sale to a non-marine customer during the second quarter of 1996. Contract revenues of $100,726 for the second quarter 1997 were down 77.4% from $445,926 for the comparable period in 1996 reflecting the winding down of the U.S. Government partial funding of the ISIT project, as the ISIT platform nears completion. The Company's software revenues of $730,057 for the second quarter 1997, however, were up 65.3% from the comparable 1996 quarter, as sales for upgrades and new segments of the Fleet Manager (for the DOS operating system) package became available.

      Gross profit and margins. The Company generated gross profits in the second quarter of 1997 of $468,009, a 20.6% increase from last year's second quarter gross profit of $387,964. Gross margins increased in the second quarter 1997 to 42.1% from 22.6% reflecting the significant change in product mix to the higher margin software products, and away from less profitable hardware sales and government contract revenues.

      Operating expenses. Operating expenses for the second quarter of 1997 increased 114.2% to $1,083,087 from $505,749 in the same period in 1996, reflecting primarily the increase in Selling and Administration expenses of $603,611 from 1996 to 1997. This was primarily due to an increase in sales, marketing and client services personnel between the comparable periods as the Company anticipated the launch of new software products and services.

      Other income (expense). Interest expense for the second quarter of 1997 reflect the cost of interest and a number of one time finance charges, reduced by interest income, as follows:

                                                         1997         1996
      Interest expense on borrowings and leases:      $ 58,135      $65,047
      Imputed interest on bridge loan:                 146,000
      Debt issuance cost on bridge loan                 32,000
      Retirement of CII warrants (see notes)            94,158
      Interest income                                  (23,881)          ..
                                                      --------      -------
            Net other financial expenses:             $306,412      $65,047

      Net Loss. As a result of the foregoing, the Company's second quarter net loss increased from $182,832 in 1996 to $921,490 in 1997.

Six Months Ending June 30, 1997 Compared to Six Months Ending June 30, 1996.

      Revenues. The Company's revenues for the first half of 1997 were $1,861,791 versus $2,748,140 for the comparable period 1996, representing a 32.3% decline in revenue. The Company's software revenues for the first half 1997 of $1,252,600 were up nearly 20% over the comparable period in 1996, while revenues from hardware of $429,733 were down nearly 60% from $1,068,250, and contract revenues of $179,458 were down over 71% from the previous years levels of $633,021.

      Software sales and services saw significant increases due primarily to Fleet Manager software sales and services, as continued effort to focus on these core businesses have shown some results. Hardware sales were down primarily reflecting non-replacement of a major hardware sale to a non-marine customer during the second quarter of 1996. Contract revenues fell reflecting the winding down of the U.S. Government partial funding of the ISIT project, as the ISIT platform nears completion


      Gross profit and margins. Gross profit of $767,695 for the first half of 1997 decreased 2.9% from the first half 1996 gross profit level of $790,531, reflecting the lower level of sales. Gross margins improved to 41.2% from the first half 1996 gross margin levels of 28.8%, reflecting an improved sales mix of higher margin software sales versus the prior year coupled with reduced sales of lower margin hardware and contract revenues.

      Operating expenses. Operating expenses for the first half of 1997 increased 67.9% to $1,847,325 from the prior year's first half operating expenses of $1,100,416 reflecting primarily the increase in Selling and Administration expenses of $737,902 from 1996 to 1997. This was primarily due to an increase in sales and marketing personnel between the comparable periods as the Company anticipated the launch of new software products.

      Other income (expense). Interest expenses increased 230.5% to $369,714 in the first half of 1997 from $111,870 in the same period of 1996. This increase was primarily due to the recognition of two one-time charges totaling $272,158 charged to operations related to the satisfaction of debt out of the proceeds from the Initial Public Offering (see above analysis).

      Net loss. Reduced sales and increased operating and interest expenses generated the Company's net loss of $1,449,344 for the first half 1997 as described above.


Liquidity And Capital Resources

      Cash levels at June 30, 1997 of $2,195,976 was significantly higher than the previous year levels of $124,848, primarily due to the successful Initial Public Offering completed on May 1, 1997. The Company used the funds raised by the Initial Public Offering ($5,908,430 net) to pay down the Company's debt and accounts payable, pay current expenses, and to invest in continued software development of its' Fleet Manager Windows software and ISIT platform technology. The Company's cash requirements to cover developmental and organizational costs required to establish new products has grown, but will reduce as these products near completion. Key modules of the Fleet Manager for Windows were released in early July, with the remaining modules scheduled for shipment throughout the year.

      The Company anticipates, based on its current level of revenues, that its current cash balances may not be sufficient to fund the Company's operations and capital requirements through the fourth quarter of 1997. However, the Company expects with the recent release of its' Fleet Manager for Windows software in early July, that revenues should increase from current levels. Further, management is taking actions to reduce the Company's cash burn rate, including selected staff reductions and cost deferments. The possibility exists, however, that if management's revenue or cost projections are incorrect, that the Company will be required to seek additional financing by the end of the year.

      The Company has no current arrangements with respect to, or potential sources of, any additional financing. Consequently, there can be no assurance that any additional financing, if needed, will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed additional financing would have a material adverse effect on the Company, including causing a substantial reduction in the Company's operations.

PART II

Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits. The following exhibits are filed herewith:

            11.   Statement re: Computation of Per Share Earnings

            27.   Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended June 30, 1997.

                         MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARINE MANAGEMENT SYSTEMS, INC
                                  (Registrant)

Dated:  August 14, 1997       By: /s/Robert D. Ohmes
                                  ------------------
                              Robert D. Ohmes
                              Executive Vice President and
                              Chief Financial Officer


Dated: August 14, 1997        By:  /s/Eugene D. Story
                                   ------------------
                              Eugene D. Story
                              President and Chief Executive Officer