Form 10QSB
period 1997-09-30
MARINE MANAGEMENT SYSTEMS INC
filed 1997-11-14
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to _____________

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

Yes  _x_   No  ___

Number of Shares of Issuer's Common Stock, $.002 par value outstanding as of October 31, 1997 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes  __  No  _x_

                         MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements  (unaudited, except as noted)               3-9

         Balance Sheets, September 30, 1997  and December 31, 1996
         (audited)                                                          3

         Statements of Operations, Three Months and  Nine Months Ending     4
         September 30, 1997 and  September 30, 1996

         Statement of Cash Flows,  Nine Months Ending September 30, 1997    5
         and September 30, 1996

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or Plan of Operation         10


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                         15
Item 6.  Exhibits and Reports on Form 8-K                                  16
Signatures                                                                 17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                                9/30/97            12/31/96
                                                                              (unaudited)
Assets
Current:
  Cash                                                                        $    963,352        $     58,117
  Accounts receivable                                                            1,582,554             954,480
  Inventories                                                                       16,061              22,307
  Prepaid expenses and other                                                       115,369              44,865
                                                                              ------------        ------------

     Total current assets                                                        2,677,336           1,079,769
Property and Equipment, net of accumulated depreciation                            208,837             210,449
     of $240,327 and of $170,340
Computer software costs, net of accumulated amortization
     of $1,546,426 and $1,306,426                                                2,937,302           2,002,281
Deferred registration costs                                                           --               314,141
Other                                                                                 --                 5,914
                                                                              ------------        ------------

  Total Assets                                                                $  5,823,475        $  3,612,554
                                                                              ============        ============


Liabilities and Stockholders' equity (deficit)
Current:
  Short-term borrowings                                                       $    475,000        $    975,000
  Accounts payable and accrued expenses                                            649,958             812,914
  Subordinated debt - related parties                                                 --               410,000
  Billings in excess of costs on uncompleted contracts                              92,831              81,704
  Deferred revenue                                                                 133,428             275,226
  Customer deposits                                                                 80,497              79,240
  Current portion of long-term debt and capital lease obligations                  111,768             296,767
                                                                              ------------        ------------

     Total current liabilities                                                   1,543,482           2,930,851
Long-term debt and capital lease obligations, less current portion                 131,207             266,292
Subordinated debt - related parties                                                666,000             666,000
                                                                              ------------        ------------

     Total liabilities                                                           2,340,689           3,863,143
                                                                              ------------        ------------

Redeemable preferred stock, $100 par value, 8% cumulative, 7,500 shares
  authorized, none and 7,500 shares issued and outstanding                            --               750,000
                                                                              ------------        ------------


Stockholders' equity (deficit):
  Common stock, $.002 par value, 9,000,000 shares authorized,
    4,421,120 and 2,701,110 issued and outstanding                                   8,842               5,402
  Additional paid-in capital                                                    11,535,485           5,333,475
  Loans receivable officers                                                           --              (388,837)
  Accumulated deficit                                                           (8,061,541)         (5,950,629)
                                                                              ------------        ------------
     Total stockholders' equity (deficit)                                        3,482,786          (1,000,589)

  Total Liabilities and Stockholders' Equity (Deficit)                        $  5,823,475        $  3,612,554
                                                                              ============        ============

                See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                            --------------------------------     -------------------------------

                                                  1997            1996                 1997             1996
                                                  ----            ----                 ----             ----
Revenues
  Software                                   $   630,356      $   302,356          $ 1,882,956      $ 1,349,225
  Hardware                                       225,468          249,596              655,202        1,317,846
  Contract                                        20,000          204,939              199,457          837,960
                                             -----------------------------         -----------------------------
                                                 875,824          756,891            2,737,615        3,505,031

Cost of Revenues:
  Software                                       325,332          239,677              792,326          864,646
  Software amortization                           90,000           61,167              240,000          189,839
  Hardware                                        97,304          160,673              423,988        1,007,961
  Contract                                        20,000          123,907              170,418          480,587
                                             -----------------------------         -----------------------------
                                                 532,636          585,424            1,626,732        2,543,033


     Gross profit                            $   343,188      $   171,467          $ 1,110,883      $   961,998

Operating expenses:
  Research and development                        57,651          129,279              149,691          226,545
  Selling and administrative                     920,182          370,779            2,628,810        1,341,505
  Depreciation and amortization                   23,308           28,680               69,965           61,104
                                             -----------------------------         -----------------------------
                                               1,001,141          528,738            2,848,466        1,629,154

Loss from operations                            (657,953)        (357,271)          (1,737,583)        (667,156)

Other income (expense):
  Interest expense, net of interest inc           (3,615)         (10,435)            (373,329)        (122,305)



Net loss                                     $  (661,568)     $  (367,706)         $(2,110,912)     $  (789,461)
                                             =============================         ============================

Loss per share of common stock and
     common stock equivalents                $     (0.15)     $     (0.11)         $     (0.57)     $     (0.29)

Weighted average number of common              4,397,780        2,879,407            3,711,085        2,623,736
     shares outstanding

                                                                               4
                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Nine Months Ended September 30,

                                                                         1997              1996
                                                                         ----              ----
Cash flows from operating activities:
Net (loss)                                                           $(2,110,912)     $  (789,461)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      309,965          250,943
      Provision for losses on accounts receivable                                          25,000
      Discount on issuance of preferred stock                                              13,076
    Changes in Assets and Liabilities
      Accounts receivable                                               (628,074)         237,687
      Inventory                                                            6,246            2,777
      Prepaid expenses                                                   (70,504)         (81,224)
      Deferred registration costs and other                                              (133,898)
      Accounts payable and accrued expenses                             (571,566)         202,990
      Other                                                                5,914                0
      Billings in excess, deferred revenue and customer deposits        (129,414)        (113,925)
                                                                     -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                $(3,188,345)     $  (386,035)

Cash flows from investing activities:
      Capitalized computer software costs                             (1,175,021)        (871,168)
      Acquisitions of property and equipment - net                       (68,355)         (31,153)
                                                                     -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                $(1,243,376)     $  (902,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                                         25,000
      Proceeds from advances payable                                                      125,000
      Long-term debt and capitalized lease obligations                  (320,084)         (94,338)
      Net proceeds from sale of preferred stock                                           500,000
      Net proceeds from sale of common stock                           5,657,040          732,875
                                                                     -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            $ 5,336,956      $ 1,288,537
                                                                     -----------      -----------

NET INCREASE IN CASH                                                     905,235              181

CASH, BEGINNING OF PERIOD                                                 58,117           15,350
                                                                     -----------      -----------

CASH, END OF PERIOD                                                  $   963,352      $    15,531
                                                                     ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                         $   177,672      $    60,326
Supplemental disclosure of non-cash investing and
     financing activity:
     Discount of subordinated short term loan                        $   146,000
     Conversion of debt for equity                                   $ 1,000,000

                                                                               5
                 See accompanying Notes to Financial Statements

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

(b) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ending September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(c)      Computer Software Costs and Amortization
         The Company capitalizes the direct costs and allocated overhead associated with the development and testing of software programs after technological feasibility has been established. The annual amortization of the capitalized costs is the greater of the amount computed using the rates that current gross revenues for a product or products bear to the total of current and anticipated future gross revenues for that product or products, or the straight-line method over the remaining estimated economic life of the product including the period being presented. The establishment of technological feasibility and the on-going assessment of recoverability of capitalized computer software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Research and Development expenditures are expensed in the period incurred.

(d)      Loss Per Share

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

(g)      Recent Accounting Announcements

         During February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share ("EPS") with basic EPS. It also requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997.

         During June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income"' which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

NOTE 3.  CASH BALANCES

         Cash balances in September of $963,352 include $650,000 certificate of deposit and $313,352 of cash on hand and in banks. The certificate of deposit is hypothecated against approximately $650,000 in long term and revolving loans.


NOTE 4.  INITIAL PUBLIC OFFERING

(a) The Company completed an initial public offering (the "Initial Public Offering") underwritten by Whale Securities Co., L. P. on May 1, 1997 of 1,440,000 shares of Common Stock of the Company at a price of $5.00 per share and 1,656,000 warrants at a price of $.10 per warrant. Each warrant will be exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. For further information with respect to the Company and such securities, reference is made to the Company's Registration Statement on Form SB-2 (File No. 333-21043) and the exhibits and schedules filed as part thereof.


(b) Immediately prior to effectiveness of the Company's Initial Public Offering, certain officers of the Company satisfied their respective outstanding debt to the Company in the aggregate amount of $388,837 by selling to the Company 77,767 shares of the Company's Common Stock. As of December 31, 1996, such balances have been included as a reduction of stockholders' equity.

NOTE 5.  SALE OF INVESTMENT UNITS

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

NOTE 6.  CII TRANSACTIONS

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

Item 2.  Management's Discussion And Analysis Or Plan Of Operation

         This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which are not historical facts are forward looking statements. Such forward-looking statements, including those concerning the Company's expectations for liquidity, demand and sales of new and existing products, industry and market segment growth and market and technology opportunities, all involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes in the marine transportation industry, delays or problems in the development and commercialization of the Company's products, customer interest in and acceptance of the Company's current and new products and services, the impact of competitive products and services and technological changes affecting the Company's products and products under development.

Overview

         The Company made initial modules of the Windows-based version of the Fleet Manager Series commercially available in July and August 1997. The remaining modules of the Windows-based Fleet Manager Series of products are near completion and are in final testing . The Company expects the balance of Fleet Manager Series modules to be commercially available by the end of 1997. While the Company expects significant growth in revenues from the introduction of these products, there can be no assurance that any introduction of Windows-based products by the Company's competitors prior to the Company's completion of its new product version will not exert downward price pressure on the Company's existing Fleet Manager Series products or will not render them obsolete and unmarketable. Moreover, there can be no assurances that the Company will be able to successfully complete development of the remaining Windows-based products within the anticipated time frame, of that the Windows-based version of the Fleet Manager Series will achieve market acceptance.

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

         The Company completed the initial development and began testing of the ISIT platform in the second quarter of 1997. It is postponing the initial marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Series products until the middle of 1998, electing to initially work with selected companies to build specific interfaces to ISIT. The Company believes this will lead to a stronger product and the ability, as part of its marketing strategy, to provide demonstrations of successful commercial applications of ISIT. While the Company believes the ISIT platform and ISIT compliant versions of its Fleet Manager Series will result in significant growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Series or other products will be completed and ready for market by the middle of 1998, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including: timely and efficient implementation of the manufacturing process; effective sales, marketing and customer services; and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

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

Results Of Operations

Three Months Ending September 30, 1997 Compared to Three Months Ending September 30, 1996.

         Revenues. Total revenues increased 15.7% from $756,891 for the quarter ended September 30, 1996 to $875,824 for the quarter ended September 30, 1997. The increase was due entirely to a significant increase in software sales which more than offset the decline in hardware and contract business. Software revenues increased 108.5% from $302,356 for the third quarter of 1996 to $630,356 for the third quarter of 1997, primarily due to increased sales of the Windows-based version of the Fleet Manager Series. Hardware revenues decreased 9.7% from $249,656 in the third quarter of 1996 to $225,468 for the third quarter of 1997, primarily reflecting non-replacement of a major hardware sale to a non-marine customer during the third quarter of 1996. Contract revenues decreased 90.2% from $204,939 for the third quarter of 1996 to $20,000 for the third quarter of 1997, reflecting the winding down of the U.S. Government's partial funding of the ISIT project.

         Gross profit. Gross profit increased 100% from $171,467 for the third quarter of 1996 to $343,188 for the same quarter of 1997. Gross margins increased from 22.7% in the third quarter of 1996 to 39.2% in the third quarter of 1997 as a result of the significant change in product mix to the higher margin software products, and away from less profitable hardware sales and government contract revenues.

         Operating expenses. Operating expenses increased 89.3% from $528,738 in the third quarter of 1996 to $1,001,141 in the third quarter of 1997 primarily as a result of the increase in Selling and Administration expenses of $549,403 from 1996 to 1997. This increase was primarily due to an increase in sales, marketing and client services personnel between the comparable periods as the Company anticipated the launch of new software products and services.

         Other income (expense). Interest expense for the third quarter of 1997 reflects the cost of interest offset by interest income cash balances held in banks.

         Net loss. The net loss for the third quarter of 1997 increased 79.9% to $661,568 from $367,706 for the third quarter of 1996. This net loss increase was a result of higher selling and administrative expenses partially offset by increased sales and profit margins.

Nine Months Ending September 30, 1997 Compared to Nine Months Ending September 30, 1996.

         Revenues. Total revenues decreased 21.9% from $3,505,031 for the nine months ended September 30, 1996 to $2,737,615 for the nine months ended September 30, 1997. The decrease was due to the decline of hardware sales to non-marine customers which outweighed the increase in software revenues. Software revenues increased 39.6% from $1,349,225 in the first nine months of 1996 to $1,882,956 in the first nine months of 1997 due to increased Fleet Manager Series sales and services. Hardware revenues decreased 50.3% from $1,317,846 in the first nine months of 1996 to $655,202 in the first nine months of 1997 primarily as a result of the completion of non-recurring major hardware sale to a non-marine customer during the 1996 period. Contract revenues decreased 76.2% from $837,960 in the first nine months of 1996 to $199,457 in the first nine months of 1997 as a result of the winding down of the U. S. government's partial funding of the ISIT project.


         Gross profit. Gross profit increased 15.5% from $961,998 for the first nine months of 1996 to $1,110,883 for the first nine months of 1997, reflecting the improved product mix of sales. Gross margins increased from 27.4% in the first nine months of 1996 to 40.6% in the first nine months of 1997, reflecting increased sales of higher margin software sales coupled with reduced levels of lower margin hardware and contract revenues.

         Operating expenses. Operating expenses increased 74.8% from $1,629,154 in the first nine months of 1996 to $2,848,466 in the first nine months of 1997 reflecting primarily the increase in Selling and Administration expenses of $1,287,305 from 1996 to 1997. This increase was primarily due to an increase in sales and marketing personnel and related expenses between the comparable periods as the Company anticipated the launch of new software products.

         Other income (expense). Interest expenses increased 205.2% from $122,305 in the first nine months of 1996 to $373,329 in the first nine months of 1997. This increase was primarily due to the recognition of two one-time charges totaling $272,158 charged to operations related to the satisfaction of debt out of the proceeds from the Initial Public Offering.

         Net loss. The Company's net loss increased from $789,461 for the first nine months of 1996 to $2,110,912 for the first nine months of 1997 primarily as a result of increased operating and interest expenses partially offset by improved margins, as described above.




Liquidity And Capital Resources

         Net cash used in operations was $3188,345 for the nine months ended September 30, 1997 compared to $386,035 for the same nine month period in 1996. The net cash used in operations during the first nine months of 1997 was primarily attributed to increased operating expenses, particularly for sales and marketing salaries and expenses as the Company anticipated the launch of Windows-based products, coupled with a reduction in accounts payable from funds made available from the Initial Public Offering, and an increase in accounts receivable.

         Net cash used in investing activities was $1,243,376 for the nine months ended September 30, 1997 compared to $902,321 for the same nine month period in 1996. The net cash used in investing activities during this period was primarily attributed to capitalized software development costs for both the Windows-based Fleet Manager product and for ISIT development. The Company's cash requirements to fund developmental expenses incurred in connection with the establishment of new products have decreased during the third quarter as the development and testing of the Window-based Fleet Manager Series products near completion.

         Net cash provided by financing activities was $5,336,956 for the nine months ended September 30, 1997 compared to $1,288,537 for the nine months period in 1996.

In May 1997, the Company completed its Initial Public Offering which generated net proceeds of $5,657,040 net of underwriting discounts, commissions and expenses of the offering. Cash from the Initial Public Offering was used to pay down long term and short term debt, as well as to fund development and operating cash requirements.

         As of September 30, 1997, the Company had cash of $963,352 and working capital of $1,133,854. The cash balance of $963,352 includes $650,000 certificate of deposit which is hypothecated against approximately $650,000 in long-term and revolving loans. The Company anticipates, based on its current level of revenues, that its current cash balances may not be sufficient to fund the Company's operations and capital requirements beyond the fourth quarter of 1997. Management has taken actions to reduce the Company's cash requirements, including selected staff reductions and cost deferments. While management believes that the release of its Windows-based Fleet Manager Series products may result in increased revenues, the Company may be required to seek additional financing.

         The Company has initiated discussions with several potential sources of additional financing, but has no current arrangements with respect to such financing. There can be no assurance that any additional financing, if needed, will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed additional financing would have a material adverse effect on the Company. If the Company is unable to obtain additional financing and exhausts its current sources of capital, the Company will be required to take additional actions to continue its operations. Such actions may include immediate reduction of the Company's operating costs and other expenditures including additional staff reductions and cost deferments. Any such actions may limit the Company's opportunities to achieve increased sales and may affect the Company's ability to achieve break-even or profitable operations.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         The Company sold 1,440,000 shares of Common Stock, par value $.002 per share, and 1,656,000 warrants, each to purchase one share of Common Stock at an exercise price of $5.50 per share, pursuant to a registration statement on Form SB-2 (File No. 333-21043), which was declared effective by the Securities and Exchange Commission on May 1, 1997. The underwriter of the offering was Whale Securities Co., L P. The aggregate gross proceeds of the offering were $7,365,600. The Company's total expenses in connection with the offering were $1,708,560, of which $736,560 was for underwriting discounts and commissions and $972,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity security of the Company or affiliates of the Company. The Company's net proceeds from the offering were $5,657,040. As of September 30, 1997, the Company expended the following amounts toward the purposed indicated:

Repayment of indebtedness and retirement of warrants       $1,437,924
Purchase of machinery and equipment                            51,484
Sales and Marketing                                           700,000
Software development                                          999,496
Communications                                                      0
Working Capital                                             1,499,096
                                                           ----------
                                                           $4,688,000

         Payments of $160,000, included in the $1,434,924 repayments of indebtedness, were made to directors or officers (or members of their families) of the Company as retirement of loans. No other payments were made to directors, officers or persons owning more than 10 percent of any class of equity security of the Company or to affiliates of the Company.

         Expenditures on communications were not anticipated until the fourth quarter of 1997, but these expenditures will likely be deferred until 1998. There are no other material changes in the actual use of proceeds from those described in the Company's final prospectus dated May 1, 1997 relating to the Initial Public Offering.

         As of September 30, 1997, the remaining net proceeds of $969,040 were invested in Certificates of Deposits ($650,000) and cash balances and other current assets.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits. The following exhibits are filed herewith:

         11.      Statement re: Computation of Per Share Earnings

         27.      Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended September 30, 1997.

MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARINE MANAGEMENT SYSTEMS, INC
                                  (Registrant)

Dated:  November 12, 1997           By: /s/Robert D. Ohmes
                                        ------------------
                                    Robert D. Ohmes
                                    Executive Vice President and
                                    Chief Financial Officer


Dated: November 12, 1997            By:  /s/Eugene D. Story
                                         ------------------
                                    Eugene D. Story
                                    President and Chief Executive Officer