Form 10KSB
period 1997-12-31
MARINE MANAGEMENT SYSTEMS INC
filed 1998-04-15
CIK 1026311

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10 - KSB
(Mark one)

(  x  )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

               For the fiscal year ended  December 31, 1997

(     )   TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from _______________to____________________________

                         Commission file number: 0-29236

                         MARINE MANAGEMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)

      Delaware                                                06-0886588
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


                       470 West Avenue, Stamford, CT 06902
               (Address of principal executive offices) (Zip Code)

                                 (203) 327-6404
                           (Issuer's Telephone Number)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class          Name of Each Exchange on which Registered
-------------------          -----------------------------------------
None                         Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.002 par value
                                (Title of class)

                         Warrants, each to purchase one
                              share of Common Stock
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x No


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB _x_

The issuer's revenues for the year ended December 31, 1997 were $3,410,256.

The aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer as of March 18, 1998 was $3,197,820, based upon the average bid and asked prices of the issuer's Common Stock of $1.25 per share..

The number of shares outstanding of the issuer's Common Stock, par value $0.002 per share, at March 18, 1998 was 4,421,120.

Transitional Small Business Disclosure Format:  Yes          No      X

                            1997 FORM 10-KSB

                           TABLE OF CONTENTS

                                 PART I

                                                                            Page
                                                                            ----
Item 1.           Description of Business                                     3

Item 2.           Description of Property                                     9

Item 3.           Legal Proceedings                                           9

Item 4.           Submission of Matters to a Vote of Security Holders        10


                                PART II

Item 5.           Market for Common Equity and Related Stockholder Matters   10

Item 6.           Management's Discussion and Analysis                       11

Item 7.           Financial Statements                                       15

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   16


                                PART III

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons;  Compliance with Section 16 (a) of the
                  Exchange Act                                               16

Item 10.          Executive Compensation                                     19

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management                                                 22

Item 12.          Certain Relationships and Related Transactions             24

Item 13.          Exhibits List and Reports on Form 8 - K                    28

                  Index to Financial Statements                             F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

Marine Management Systems, Inc. ("MMS" or the "Company") develops, markets, sells and supports software systems, and sells and supports associated hardware and communications systems, for the management of commercial ships in the international maritime industry. The Company was incorporated in Ohio in 1969 and reincorporated in Delaware in February 1996.

The international maritime market is primarily an open, free market, allowing ships of any country to compete for business. The broad nature of this market, coupled with the fact that there are over 80,000 vessels in the world's commercial fleet competing for business, has generated growing pressure on shipowners /operators to operate their ships more efficiently. In addition, a significant expansion of international maritime regulations has occurred in recent years requiring shipowners /operators to operate their ships in a safer and more environmentally protective manner or face major liability exposure. Simultaneously, the economic pressures on the industry are leading to smaller-sized crews on ships, which is increasing the burdens associated with efficient ship operation, safety and environmental regulation compliance. The Company believes that these factors have created an environment where productivity aids, such as those provided by the Company's Fleet Manager Enterprise Series of systems, can offer significant benefits to shipowners /operators.

The Company's products are designed to enable its customers to operate their ocean-going ships in a safer and more efficient manner through the use of shipboard and shore-based computer applications and networks connected by wireless communications. The Company sells its products in the international shipping market to operators of all types of ships, including crude oil and product tankers, gas carriers, container ships, cruise liners, bulk carriers and other specialty ships. The Company has 28 years of experience in the maritime industry and has an established international market presence and a significant installed customer base of over 1800 installations at over 650 shipboard and shore-based sites worldwide.

The Company's revenues are primarily derived from software license fees, hardware sales, and service revenues. License fees include revenues from non-cancelable software license agreements entered into between the Company and its customers with respect to both the Company's products and third-party products distributed by the Company. Such revenues are recognized upon shipment only if no significant Company obligations remain and collection of the resulting receivable is deemed probable. Hardware sales consist of revenues from the configuration and resale of computer hardware systems in connection with the Company's system product sales and from the resale of hardware components. For instance, the Company acts as a distributor for a variety of hardware components and has derived significant revenues from sales of such products to a limited number of non-maritime customers. Revenues from hardware sales are recognized when the products are delivered. Service revenues include revenues from installation (including integration and engineering) services, customer training, on-going customer support, hardware maintenance and product updates. The Company's installation cycle varies significantly by customer depending on the scope of work, the number of installation sites and the geographical location of the installations and can extend for periods of six months or more. Installation and training fees (representing about 25% of the Company's revenues) are recognized when such services are completed; however, in a limited number of cases, as much as one-third of the installation/training fees may be deferred by the customer until the completion of the one-year warranty period. Service fees for on-going customer support, hardware maintenance and product updates are recognized pro-rata over the term of the contract, which is typically twelve months.

Principal Products and Products Under Development

Fleet Manager Enterprise Series

The Company's core business centers around its existing Fleet Manager Enterprise Series , a multifaceted line of software applications for the management of ship operations. These applications include: FleetWORKS, a systems package for shipboard inventory and maintenance management; FleetLINK, a marine data communications and e-mail systems package for high speed data transmission over satellite, cellular and/or terrestrial links; and FleetWATCH, a shipboard reporting and administrative systems package. This suite of integrated applications allows shipowners /operators to manage costs, manage resources and comply with both internal and externally mandated safety and environmental issues, while combining ease of use and broad-based functionality with low implementation costs and full scalability.

The Company has also developed services to support its Fleet Manager Enterprise Series , ranging from database development and validation to the supply of shipboard computer hardware, related engineering, integration, consulting and training services, and warranty support. In 1997, the Company completed the development of Windows-based versions of the Fleet Manager Enterprise Series, the initial modules being launched during the third quarter of 1997, with the remaining modules introduced before year-end. While the Company expects growth in revenues from the introduction of these products, there can be no assurance that previous introductions of Windows-based products by the Company's competitors, or additional such introductions, will not exert downward price pressure on the Company's existing Fleet Manager Enterprise Series suite of products or will not render them obsolete and unmarketable. Moreover, there can be no assurances that the Windows-based version of the Fleet Manager Enterprise Series will achieve market acceptance.

The Fleet Manager Enterprise Series is designed to provide information about ship operations in order to assist the shipowners / operator in meeting safety and environmental requirements. On July 1, 1998, almost all commercial ships over 500 gross tons will be required to comply with the International Safety Management ("ISM") Code, developed and mandated by the International Marine Organization. The ISM Code includes new procedures which must be followed and requirements which must be met in order to achieve certification for a ship. The Fleet Manager Enterprise Series currently provides shipowners / operators with a substantial portion of the information required in order to achieve ISM certification.

ISIT Platform Development Program

While many shipowners /operators are just beginning to implement information technology systems within their enterprises, others have already made significant investment in their information technology infrastructures. Due to the increasing proliferation of available technology, more and more of these infrastructures are incorporating a variety of software environments, computing platforms and communications protocols and applications supplied by a variety of vendors, and such variety often results in incompatible systems and applications within and among an enterprise's many locations. As a result, demand is growing for a platform that offers shipowners /operators a standard interface, transparent communications and the ability to integrate enterprise and ship specific productivity applications for local and remote enterprise users.

In response, the Company has been developing an Integrated Shipboard Information Technology ("ISIT") platform (a computer operating environment standard) for the maritime industry. This platform is designed to permit the integration of a myriad of ship equipment and informational systems, including proposed ISIT-compliant versions of the Company's Fleet Manager Enterprise Series products currently under development, under a common protocol and to provide a standard interface to shore-based systems. When completed, the ISIT platform is intended to provide users with a common communication path for all of their ISIT-compliant software applications, enabling them to use most satellite services and a variety of telephone networks and services, including the Internet. It is also intended to provide a means for collecting and storing a ship's operating data (for instance, the data found in the various control systems on the ship's bridge and engine room which operate with their own proprietary protocols) in a common database and format. The Company believes it is the only software company developing a systems operating environment compliant with American Society for Testing and Materials ("ASTM") standards and proposed International Standards Organization ("ISO") standards, which standards are expected to dictate the software operating systems standard for the industry. In 1996, the ASTM U.S. national standard for the system design was approved. This has led to further international attention and work on a similar standard (based on the ASTM standards) at the ISO.

The ISIT platform project had been chosen for shared expense funding by the United States government. Certain other companies involved in various technologies and services associated with international ship operations, design and information technologies participated in various related aspects of the project. The Company retains all rights to the ISIT platform, subject only to a value added reseller agreement (and a sharing of a portion of any revenues derived from the commercialization of the ISIT platform) with the other project members and to agreements with certain of the Company's sales agents.

MMS has completed the detailed design and specifications for the ISIT Platform, which represents an estimated 80% of the system development, including the development of tools and internal sub-module prototype testing. MMS intends to complete the ISIT Platform as a commercial product. The Company plans to establish strategic alliances with other participants in the marine industry, such as OEM vendors and shipowners, to help fund the remaining development which includes software code development and testing. The Company believes that certain OEM vendors and/or shipowners who may desire to use the completed ISIT platform to satisfy their current information technology needs may be willing to participate in funding the final stages of the development of the ISIT platform. The Company, however, has no current understandings, commitments or agreements with respect to the formation of any such strategic alliance and there can be no assurance that the Company will be able to enter into any strategic alliance to complete development of the ISIT platform.

While the Company believes the ISIT platform and ISIT-compliant versions of its Fleet Manager Enterprise Series products will result in growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Enterprise Series or other products will be completed and ready for market in a timely fashion, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Enterprise Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including but not limited to, the ability of the Company to establish strategic alliances to fund completion of the ISIT platform project, timely and efficient implementation of the manufacturing process, effective sales, marketing and customer services and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

Sales and Distribution

The Company sells its Fleet Manager Enterprise Series products both directly and through the use of independent sales agents located in many of the largest maritime centers in the world. Many of the Company's sales agents are covered by written, non-exclusive contracts which may be terminated by either party at the end of each year of the agreement. Three of the Company's current sales agents, however, have territorial exclusives (one in Greece, one in Singapore, Malaysia and Indonesia, and one in Hong Kong, each of which is a major territory in the maritime industry).

The sales cycle for the Company's Fleet Manager Enterprise Series products, which generally commences at the time of the Company's or the agent's initial contact with a prospective customer and ends upon the execution of a software license agreement with that customer, varies by customer. It often extends for periods of six months or more, depending on a number of factors, including the prospective customer's familiarity with and acceptance of shipboard information technology systems. (The sales cycle for existing customers, which customers have historically represented over one-third of the Company's annual sales, is typically much shorter.)

Competition

The Company has a number of significant competitors for its existing line of Fleet Manager Enterprise Series products, including SpecTec, a division of Visma ASA, Marinor, Computer Expert Systems LTD and Nautical Technology Corporation. While there are currently no dominant players in the marine systems markets, the markets for the Company's Fleet Manager Enterprise Series suite of products are characterized by intense competition. As markets for these products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence may enter the markets in which the Company competes and further intensify competition. Many of these competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than the Company.

The Company believes that the most significant competitive factors of the Fleet Manager Enterprise Series of software products include ease of use, performance to industry standards, system functionality, product performance and quality, customer support and price. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so successfully will have a material adverse effect upon the Company's business.

The Company is unaware of any company in this country or internationally that is currently producing or marketing a standard shipboard computing platform similar to the ISIT platform. However, there are numerous other companies that could enter this new market, many which have substantially greater financial, technical, production, marketing and other resources than the Company. In the case of an entity with such resources, the Company does not believe that there are prohibitive barriers to entry into the business of developing and marketing a standard shipboard computing platform.

Customers

The Company has installed over 1,800 software modules for over 85 active companies with over 650 ship and shore-based operational sites. The Company's target customers have been primarily companies with ocean-going or "deep sea" vessels over 5,000 dead weight tons.

The Company's largest groups of customers are commercial vessels including oil and chemical tankers, bulk carriers, container ships and passenger ships. Domestic sales were approximately 54% of the Company's total revenues in 1997 and approximately 46% of the Company's revenues were from overseas sources. Sales to Southern Shipmanagement, Chile, generated 10.3% of the Company's revenues in 1997. No other individual customer contributed more than 10% of the Company's revenue in 1997.

Intellectual Property and Third Party Software

The Company has applied for and obtained federal registration for the service mark "MMS," the MMS design logo and the trademark "ISIT". The Company has no patents relating to proprietary technology, but instead relies primarily on trade secret laws, confidentiality procedures and contractual provisions, including confidentiality and / or non-disclosure agreements with its employees and consultants, to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company from the infringement by others of its technologies. Despite the Company's efforts to protect its proprietary rights, it may be possible for, and attempts may be made by, unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's intellectual property to the same extent, as do the laws of the United States. The loss of any material service mark, trademark, trade name, trade secret or copyright could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, while the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that factors such as technical expertise, knowledge and innovative skill of the Company's management and technical personnel, strategic relationships, name recognition, quality support services and the Company's ability to rapidly develop, enhance and market software products may be more significant in maintaining the Company's competitive position.

The Company is dependent on third-party suppliers for certain software included with certain of its products, such as the CargoMax System for ship loading from Herbert Engineering Corp, and the SNAPS purchasing software product from ShipNet, AS. While the Company believes that the functionality provided by software which is licensed from third parties is obtainable from multiple sources or could be developed by the Company, if any such third-party licenses were terminated or not renewed or if these third parties fail to develop new products in a timely manner, the Company could be required to develop an alternative approach to developing its products which could require payment of substantial fees to third parties or create internal development costs and delays which might not be successful in providing the same level of functionality. Such delays, increased costs or reduced functionality could materially adversely affect the Company's business, operating results and financial condition.

Research and Development

The Company has devoted substantial resources in connection with the research and development of new and enhanced software products. Costs incurred for research and development is charged to operations in the period incurred. Upon the establishment of technological feasibility, the Company begins to capitalize certain costs associated with the product, which will be available for sale. Once the product is available for sale, the Company ceases to capitalize these costs. Upon completion of such products, these costs are amortized and charged to operations over the estimated economic life of the product. Major portions of the Company's current capitalized costs relate to products which are not as yet available for sale. The establishment of technological feasibility and the estimated economic life of the product require considerable judgment by management. Any changes to the estimates made by management may result in more rapid amortization of the capitalized costs.

The Company's product development expenditures, including capitalized development costs, for fiscal 1996 and 1997 were $1,233,224 and $1,589,049, respectively, offset by contract revenue from the government in 1996 and 1997 of $505,895 and $150,258, respectively.

Employees

As of December 31, 1997, the Company had 38 full time employees and one part time employee, all of whom were based in the United States. The Company is not a party to any labor agreements and none of its employees are represented by a labor union. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located in a 17,170 square foot facility located in Stamford, CT. This property is leased under two operating leases, one (13,355 feet) expiring in April 30, 2003, the second (3,815 feet) expires April 30, 1998. The smaller (3,815) area lease is a one year lease with six options to continue the lease on a year-to-year basis. The Company does not expect to exercise its option to retain this area for a second year, and expects to move its entire operations into the larger (13,355 feet) area in May 1998.

All of the Company's facilities are in good operating condition and are adequate for the Company's present and anticipated future needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There was no established public trading market for the Company's securities prior to May 1, 1997. Since that date, the Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol MMSY and a class of warrants to purchase shares of the Company's Common Stock at a price of $5.50 per share (the "Warrants") has traded on the Nasdaq SmallCap Market under the symbol MMSYW. The following table sets forth for the periods indicated the high and low bid information for the Common Stock as reported on the Nasdaq SmallCap Market:

                                                               High        Low
                                                               ----        ---
Fiscal 1997
2nd Quarter (beginning May 1, 1997)........................   5-3/8           3
3rd Quarter................................................  3-13/32     1-15/16
4th Quarter................................................  2-15/32         7/8

The following table sets forth for the periods indicated the high and low bid information for the Warrants as reported on the Nasdaq SmallCap Market:


                                                                 High        Low
                                                                 ----        ---
Fiscal 1997
2nd Quarter (beginning May 1, 1997) .......................        1-3/4     3/8
3rd Quarter ...............................................          3/4    5/16
4th Quarter ...............................................          1/2    1/32

The foregoing represents inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 17, 1998 the Company had approximately 68 holders of record of its Common Stock and 8 holders of record of the Warrants.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain all available earnings (if any) for the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's financing agreement with a bank governing the terms of the Company's term loan and demand line of credit with the bank prohibits the Company from declaring or paying dividends to its stockholders without the bank's prior review and written consent.

The Company's Transfer Agent and Registrar is the American Stock Transfer & Trust Company.

The Company sold 1,440,000 shares of Common Stock, and 1,656,000 Warrants, pursuant to a registration statement on Form SB-2 (File No. 333-21043), which was declared effective by the Securities and Exchange Commission on May 1, 1997. The underwriter of the offering was Whale Securities Co., L. P. The aggregate gross proceeds of the offering were $7,365,600. The Company's total expenses in connection with the offering were $1,889,306, of which $917,528 was for underwriting discounts and commissions and $971,778 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity security of the Company or affiliates of the Company. The Company's net proceeds from the offering were $5,476,294. As of December 31, 1997, the Company expended the following amounts toward the purpose indicated:

Repayment of indebtedness and retirement of warrants       $1,407,924
Purchase of machinery and equipment                            51,484
Sales and Marketing                                           700,000
Software development                                        1,600,000
Communications                                                      0
Working Capital                                             1,716,886
                                                           ----------
                                                           $5,476,294

Payments of $160,000, included in the $1,407,924 repayments of indebtedness, were made to directors or officers (or members of their families) of the Company as retirement of loans. No other payments were made to directors, officers or persons owning more than 10 percent of any class of equity security of the Company or to affiliates of the Company.

Anticipated expenditures on communications were used instead to fund software development. There are no other material changes in the actual use of proceeds from those described in the Company's final prospectus dated May 1, 1997 relating to the initial public offering. As of December 31, 1997, the net proceeds from the initial public offering were fully utilized.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report, which are not historical facts, are forward-looking statements. Such forward-looking statements, including those concerning the Company's expectations for liquidity, demand and sales of new and existing products, industry and market segment growth and market and technology opportunities, all involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes in the marine transportation industry, delays or problems in the development and commercialization of the Company's products, customer interest in and acceptance of the Company's current and new products and services, the impact of competitive products and services and technological changes affecting the Company's products and products under development.

General

The Company's total revenues for the year ending December 31, 1997 were below management's expectations, as a number of factors influenced the Company's performance. While sales of the Company's Core products increased in 1997 ("Core" product sales include software, services and hardware sales to the marine industry and do not include contract revenues and hardware sales to non-marine customers, or "Non-Core" sales), they did not increase enough to offset Non-Core revenue reductions. The Company made a number of internal operational changes in 1997, including changes in senior management and sales staff, the pricing and packaging of the Fleet Manager Enterprise product set and the methodology by which the product set is sold. There can be no assurance as to the effect, if any, that these changes will have on the Company's future sales. In addition, the marketplace in the marine industry has a traditionally long sales cycle, which the Company has been unable to significantly shorten.

During the first eight months of the year, the Company made expenditures in accordance with increased revenue expectations, including increased headcount in the marketing, sales and service departments. When sales did not materialize at expected levels, Management implemented a cost reduction program which cut the Company's expenditures to a level where it believes it can reach break-even at significantly more modest revenues. These reductions took place in the fourth quarter of 1997. The Company will continue to monitor expenses to keep them in line with actual sales.

The Company's future level of sales and potential profitability will depend on many factors, including an increased demand for the Company's existing products, the ability of the Company to develop and sell new products and product versions to meet customers' needs, the ability of management to control costs and successfully implement the Company's strategy, and the ability of the Company to develop and deliver products in a timely manner.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues. Total revenues decreased 21.6 % from $4,350,282 in 1996 to $3,410,256 in 1997. Lower revenues from contract sales and non-marine hardware sales were partially offset by core product revenues, which increased 27.5% from core product sales of $2,127,058 in 1996 to $2,712,538 in 1997. Non-marine hardware sales, however, decreased 60.7% from $1,267,777 in 1996 to $498,260 in 1997. The decrease was a result of the completion of a major hardware sale to one customer in 1996, not repeated in

1997. Contract revenues also decreased, falling 79.1% from $955,447 in 1996 to $199,458 in 1997. Contract revenues decreased, as expected, as a result of the winding down of the U. S. Government's partial funding of the ISIT project. Marine software sales increased 24.2% from $1,163,363 in 1996 to $1,444,626 in 1997, primarily due to increased Fleet Manager Enterprise Windows version sales, released in 1997. Marine hardware sales increased 109.1% from $199,294 in 1996 to $416,808 in 1997 as more new customers purchased the Company's hardware solutions along with their software purchase. Services revenues increased 11.3% from $764,401 in 1996 to $851,104 in 1997, due primarily to increased consulting revenues on Windows-based products.

Direct Costs of Sales. Costs of sales decreased 20.1% from $3,017,950 in 1996 to $2,410,082 in 1997, due primarily from lower revenues in 1997 compared to 1996. Combined software and services and software amortization costs increased by 19.3% from $1,406,817 in 1996 to $1,678,672 in 1997 due primarily to increased services costs as personnel were hired and trained to support the Company's new Windows-based products. Hardware costs decreased by 47.4% from $1,105,238 in 1996 to $580,991 in 1997 as lower revenues combined with lower product costs for items sold decreased the Company's overall cost of hardware goods. Contract costs decreased by 70.3% from $505,895 in 1996 to $150,419 in 1997, as associated sales for contract services diminished between these two years.

Gross Profit. Gross profit decreased 24.9% from $1,332,332 in 1996 to $1,000,174 in 1997, reflecting the lower overall sales volumes during 1997 compared to 1996. Gross margin also decreased 1.3% to 29.3% in 1997 from 30.6% in 1996 as services expenses increased to meet the requirements of the Company's Windows-based software introduction.

Operating Expense. Operating expenses increased 43.1% from $2,719,114 in 1996 to $3,890,216 in 1997, reflecting primarily the 61.2% increase in selling and administration expenses of $2,249,372 in 1996 to $3,625,489 in 1997. This increase was due to an increase in sales and marketing personnel and related expenses between the comparable periods as the Company anticipated the launch of new software products.

Interest Expense. Net interest expenses decreased 9.5% from $455,532 in 1996 to $412,108 in 1997. Interest expenses in 1997 were impacted by the recognition of two one-time charges totaling $272,185 charged to operations related to the satisfaction of debt out of the proceeds from the Company's initial public offering offset by lower borrowing costs in 1997, as debt was replaced by equity in 1997.

Net Loss. The Company's net loss increased for the year ended December 31, 1997 by 79.2% to $3,302,150 from a loss of $1,842,314 in 1996. Higher expenses and reduced revenue resulted in larger losses for the year, as described above.

Liquidity and Capital Resources

Since its inception, the Company has financed its operations with private placements of equity, government funding, cash from operations, subordinated debt, bank term loans, bank credit lines and inventory "floor plan" financing. In addition, in May 1997, the Company completed an initial public offering of Common Stock and Warrants.

For the years ended December 31, 1997 and 1996, the Company had net cash used in operations of $3,704,328 and $607,513, respectively. Cash in the form of a certificate of deposit was used as collateral for the Company's long-term debt owed to a bank of $619,000, as well as a letter of credit for $25,000 to the benefit of the Company's lessor. The net cash used in operations during 1997 was primarily attributed to increased operating expenses, particularly for sales, marketing, software development and services expenses as the Company anticipated the launch of Windows-based products, coupled with an increase in accounts receivable but reduced by increased deferred revenues from improved sales of software license renewals compared to 1996. The net cash used in operations during 1996 was primarily attributed to the increase in the Company's payroll, marketing and sales expenses, technical consulting costs and an increase in trade accounts receivable associated with an increase in revenues.

Net cash used in investing activities for the years ended December 31, 1997 and 1996 of $1,330,035 and $1,317,729, respectively, were primarily attributed to capitalized software development costs for both the Windows-based Fleet Manager Enterprise Series products and for ISIT development. The Company's cash requirements to fund development of new products in 1997 substantially decreased in the fourth quarter, as the Windows-based products were launched and as ISIT development costs slowed.

Net cash provided by financing activities for the year ended December 31, 1997 of $4,995,396 was primarily attributed to the completion of the Company's initial public offering in May 1997. Net cash provided by financing activities for the year ended December 31, 1996 of $1,968,009 was primarily attributed to increases in outstanding indebtedness and to the sale of Common Stock and Preferred Stock.

At December 31, 1997, the Company had a note payable to a bank in the principal amount of $619,167, maturing June 30, 1999. The note bears interest at the bank's dividend rate of 7.5 % and is secured by a certificate of deposit for $625,000. On December 22, 1997, the Company issued a short term note to a bank for $85,504 secured by the assets of the Company. The note has an interest rate of 2% above prime, 10.5% at December 31, 1997, and is due April 22, 1998.

On December 31, 1997 the Company also had subordinated debt to related parties totaling $666,000, as follows: In July 1994, the Company borrowed an aggregate of $500,000 from Eugene D. Story and Robert D. Ohmes, each an executive officer and director of the Company. These loans bear interest at 2% over prime per annum and do not have a due date. Such loans are subordinated to all other indebtedness of the

Company. From September through December 1996 the Company borrowed an aggregate of $166,000 from Eugene D. Story, Robert D. Ohmes, Mark E. Story, then a Vice President and director of the Company, Donald F. Logan, Jr., an executive officer of the Company, and Scott R. Ohmes, the son of Robert D. Ohmes. These loans bear an interest rate of 9% and are due December 2, 1998 and are subordinate to all other indebtedness of the Company, except for the above mentioned aggregate of $500,000 payable to Eugene D. Story and Robert D. Ohmes.

As of December 31, 1997, the Company had available cash of $19,150 and negative working capital of $144,898. Management has taken actions to reduce the Company's cash requirements, including staff reductions and cost deferments.

On April 9, 1998, the Company borrowed $700,000 as a bridge loan from an investor, in the form of a bridge note, which is convertible into shares of Common Stock at $1.00 per share, subject to adjustments under certain circumstances. This bridge note bears interest at 10% and is due September 30, 1998. The Company and the investor have entered into an agreement to replace the bridge note by a purchase by the investor of a $2,000,000 Senior Convertible Note, convertible into Common Stock of the company at $1.00 per share, subject to adjustment under certain circumstances, on or before September 30, 1998. The senior convertible note will bear interest at 10% and have a maturity of five years from the date of issuance. The issuance of the senior convertible note is subject to the approval of stockholders and the satisfaction of other conditions. Although Management believes that a majority of stockholders will approve the issuance of the senior convertible note, there can be no assurance that this transaction will be completed.

The Company believes that the $700,000 bridge loan will be sufficient to meet the Company's cash requirements during the period of the bridge loan. Furthermore, if the issuance of the $2,000,000 senior convertible note is consummated , the Company believes that the additional proceeds will be sufficient to meet the Company's cash requirements and commitments through April 1999. In the event the additional financing is not consummated, or if the Company's plans change or prove to be inaccurate, the Company will be required to seek additional financing. There can be no assurance that any additional financing will be available to the company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company.

Inflation

Inflation has not historically had an impact on the operations of the Company.

Year 2000 Compliance

The Company is analyzing its computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. This process includes obtaining confirmations from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the Year 2000 compliance costs. However, based on currently available information (excluding the possible impact of vendor systems which management currently is not in a position to evaluate), management does not believe that these costs will have a material effect on the Company's earnings.

In addition, the "Year 2000" problem could affect the products that the Company sells. The Company believes, however, that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

ITEM 7.  FINANCIAL STATEMENTS

The Report of Independent Auditors and the financial statements that are listed in the Index to Financial Statements are included herein on pages F-1 through F-26, found before Item 13, the exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants required to be reported herein.


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name                     Age      Position
----------------         ------   --------------
Eugene D. Story           70      Chairman of the Board of Directors
Michael P. Barney         45      President, Chief Executive Officer
                                  and Director
Robert D. Ohmes           62      Executive Vice President, Chief
                                  Financial Officer, Secretary and
                                  Director
Donald F. Logan, Jr.      44      Vice President, Operations
Arie Slot                 54      Vice President, Sales
Robert N. Anderson        47      Controller
Lyman C. Hamilton,Jr.     71      Director
Donald R. Yearwood        59      Director
Alan K. Greene            58      Director

Eugene D. Story, a founder of the Company, has served as Chairman of the Board of Directors of the Company since December 1997 and as a director since 1969. From 1970 to December 1997, Mr. Story served as President and Chief Executive Officer. Mr. Story has over 40 years of experience in the shipping business. His past positions include Manager of Project Development and Design in the Marine Transportation Department for Mobil Oil Corporation, President of Stal-Laval Turbine Company, Supervisor of Marine Construction for California-Texas Oil Corporation and Naval Architect at Gibbs and Cox, Inc. He has written over a dozen papers on topics ranging from a 1974 paper entitled Advanced Applications of Management Computers in the Marine Industry to a 1993 paper for INMARSAT entitled Integrating the Shipboard and Shore Office Management Systems. Mr. Story received a B. S. in Marine Engineering from the U.S. Merchant Marine Academy and BS in Naval Architecture and Marine Engineering from the University of Michigan.

Michael P. Barney has served as President and Chief Executive Officer of the Company since December 1997 and as a director since May 1996. From May to December 1997

Mr. Barney served as Chief Operating Officer of the Company. From December 1996 to May 1997 Mr. Barney was Vice President - Corporate Development and Marketing of the Company, and from July 1995 through November 1996, he served as Vice President Corporate Development. From March 1990 to May 1995, Mr. Barney was General Manager of Administration at Seer Technologies, Inc., a high technology software / consulting firm. From June 1986 to February 1990, Mr. Barney was Vice President of Information Services as First Boston Corporation. Mr. Barney graduated summa cum laude from the University of Connecticut with a BS in Finance and an MBA.

Robert D. Ohmes, a founder of the Company, has served as Executive Vice President and Chief Financial Officer of the Company since 1974 and as a director since 1969. His past positions have included Vice President of W.R. Grace, Director of Business Development of Olin Corporation, Director of Investment Analysis at ITT Corporation and attorney for the marine law division of Mobil Oil Corporation. He has also authored papers including the four volumes of Shipboard Management Information Systems Feasibility Study for the U.S. Maritime Administration. Mr. Ohmes received a BA from Williams College, an LLB and J.D from Fordham Law School and an MBA from New York University. Mr. Ohmes is the father of Scott R. Ohmes, a beneficial owner of 7% of the Company's Common Stock.

Donald F. Logan, Jr. has served as Vice President, Operations since December 1996. From January 1995 through November 1996, Mr. Logan was Vice President, Marketing and Sales of the Company. From January 1991 through December 1994, Mr. Logan was Vice President Marine Systems for MMS, and from January 1985 through December 1990, he was Vice President Microsystems of the Company. Mr. Logan also served as a director of the Company from 1987 to May 1997. Prior to joining the Company in 1979, Mr. Logan served in the Marine Department of Exxon Company with responsibility for navigation and supervision of cargo operations. Mr. Logan received a BS from the U.S. Merchant Marine Academy.

Arie Slot has served as Vice President, Sales of the Company since joining the Company in January 1997. From May 1991 to December 1996, Mr. Slot was an area sales director for Hyperion Software, a developer of enterprise-wide financial software applications. From October 1989 to May 1991, Mr. Slot was a regional director for Execucom Systems Corporation, a provider of decision support software, and from September 1984 to October 1989, he held various sales manager positions with Boeing Computer Services, a division of the Boeing Company.

Robert N. Anderson has served as Controller since joining the Company in May 1997. Prior to joining MMS, Mr. Anderson was the Chief Financial Officer for Harstans, Inc. from 1994 to 1997, and Manager of Audit for Sterling Winthrop, the Pharmaceutical division of Eastman Kodak from 1990 to 1994. Mr. Anderson received his BS in accounting and finance from Syracuse University and is a Certified Public Accountant in New York State.

Lyman C. Hamilton, Jr. has served as a director of the Company since January 1990. Mr. Hamilton is currently an investment manager. From October 1994 to May 1995, he served as Chief Executive Officer of InterDigital Communications Corporation, a specialized communications corporation. Previously, he served as Chairman of Alpine PolyVision, Inc., a flat panel display manufacturer, during 1993, and as President and Chief Executive Officer from January 1991 to December 1992. He was Chairman and President of Imperial Corporation of America, a financial services company, from July 1989 to February 1990, and Chairman and President of Tamco Enterprises, Inc., a private investment company, from November 1979 to January 1989. Mr. Hamilton was employed by ITT Corporation from 1962 until 1979 in a number of executive positions, including as President and Chief Operating Officer during 1977 and as President and Chief Executive Officer from 1978 until 1979. Mr. Hamilton is a director of ScanOptics, Inc.

Donald R. Yearwood was appointed a director of the Company on January 7, 1998. Mr. Yearwood is a principal in Sanborn Yearwood & Associates, management consultants; Chairman of Shoreline Mutual (Bermuda), a mutual insurance company controlled by shipowners throughout the world; and director of Arvak (Bermuda) Ltd., an insurance company. Previously, Mr. Yearwood was Chairman and CEO of Attransco, Inc., a tanker and dry bulk shipping company; director and Senior Vice President of American Trading and Production Corp., with responsibilities for shipping as well as oil and gas exploration and production; director of Crown Central Petroleum Corp.; director of Maritime Affairs for a European Shipping Company; and President of an international ship brokerage and trading organization. Mr. Yearwood graduated from the U.S. Merchant Marine Academy with a BS degree and has an MBA from the City University of New York, Baruch School of Business.

Alan K. Greene was appointed a director of the Company on February 17, 1998. Mr. Greene retired from Price Waterhouse, Corporate Finance Group as a Partner in 1995 after serving his professional career with Price Waterhouse in various high level positions including Corporate Finance Beratung GmbH, National Director Tax Services-Mergers and Acquisitions, and others. Mr. Greene serves on the boards of directors of Connecticut Innovations, Inc.; the Eli Whitney Investment Advisory Committee, and Science Park Development Corporation, and on the advisory boards of the Mezzanine Capital Advisory Board of the Connecticut Development Authority and the Eli Whitney Investment Advisory Committee of CII, and Chairman of Connecticut's Technology Advisory board Finance Committee.

All directors currently hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid by the Company for the years ended December 31, 1997, 1996 and 1995 to each of the Company's executive officers whose total salary and bonus exceeded $100,000 in 1997 (together, the "Named Executive Officers") for services rendered in all capacities to the Company.


                          Summary Compensation Table

                                                                            Long
                                                                            Term
                                                                         Compensation
                                                   Annual Compensation      Awards
                                               ------------------------  -----------
                                                                                         All Other
                                                                         Securities     Compensation
Name and Principal Position          Year      Salary($)       Bonus($)  Underlying        ($) (1)
                                                                         Options (#)
----------------------            ---------    --------       ---------  -----------    -------------
Eugene D. Story                      1997       116,972            --            --         2,729
Chairman of the Board                1996       107,000            --            --         3,415
Former President and CEO             1995        96,000            --            --         3,080

Michael P. Barney                    1997        97,824            --        25,000         2,257
President and CEO                    1996        89,167            --            --         3,121
Former COO                           1995        43,333            --            --            --

Robert D. Ohmes                      1997       116,972            --            --         2,729
Executive Vice President, CFO,       1996       107,000            --            --         3,415
Secretary                            1995        96,000            --            --         3,020

Arie Slot (2)                        1997        95,517        51,040        15,000            --
Vice President, Sales                1996            --            --            --            --
                                     1995            --            --            --

(1) Represents the Company's contribution under the Company's 401(k) plan
(2) Mr. Slot joined the Company in January 1997.

Option Grants

The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during the year ended December 31, 1997.


                   Option Grants In Last Fiscal Year

                                           Individual Grants
                    ----------------------------------------------------------
                                      % of Total
                      Number of         Options
                     Securities         Granted
                     Underlying            to
                      Options           Employees   Exercise Price   Expiration
    Name             Granted(#)(1)       In 1997        ($/sh)         Date
------------------    ---------        ---------     -------------  ----------
Eugene D. Story              --              --           --              --
Michael P. Barney        25,000            17.3%        2.35          9/9/07
Robert D. Ohmes              --              --           --              --
Arie Slot                15,000            10.4%        4.31         5/20/07
------------------------------------------------------------------------------

(1)  Options granted vest 25% per year for 4 years from date of grant.

Stock Option Exercises and Fiscal Year-End Option Values

The following table sets forth information concerning option holdings as of December 31, 1997 with respect to the Named Executive Officers.



                 Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year-Ended Option Values

                                                   Number of Securities              Value of
                                                      Underlying                   Unexercised
                                                      Unexercised                  In-the-Money
                                                   Options at FY-End                  Options
                                                           (#)                      At FY-End ($)
                                                   ---------------------         --------------------
                     Shares        Value
                    Acquired     Realized
                       on           ($)
                     Exercise
   Name                (#)                      Exercisable    Unexercisable   Exercisable  Unexercisable
-----------------   --------       -------       ---------     -----------      ---------   ----------
Eugene D. Story         -             -              --                 --           --           --
Michael P. Barney       -             -               0             25,000            0            0
Robert D. Ohmes         -             -              --                 --           --           --
Arie Slot               -             -               0             15,000            0            0


EMPLOYMENT AGREEMENTS

The Company entered into employment agreements, effective May 1, 1997, with each of Eugene D. Story, Robert D. Ohmes and Michael P. Barney. The agreements provide for an annual base of salary of $130,000 in the case of Messrs. Story and Ohmes and $105,000 in the case of Mr. Barney, subject to salary increases on an annual basis equal to the percentage increase, if any, in the consumer price index for the Metropolitan New York area, and bonus as may be determined by the Compensation Committee of the Board of Directors from time to time, such bonus not to exceed 50% of the annual base salary then in effect. The agreements expire on the earliest to occur of (i) May 1, 1999 (ii) the death of the employee, and (iii) the termination of the employee for incapacity, upon written notice from the Company and according to specified conditions, and are subject to automatic renewal on an annual basis unless either party gives 90 days prior notice of termination with respect to any renewal. Under the terms of the agreements, if the Company terminates the agreements at the end of any term or terminates the employee for incapacity, the employee shall be entitled to receive his annual base salary then in effect for a period of nine months after termination in the case of Messrs. Story and Ohmes and for a period of six months after termination in the case of Mr. Barney. The agreements restrict each employee from competing with the Company during their term of the agreement and for a period of one year following any termination of the agreement; provided that if the agreements are terminated for any reason other than for cause, the Company shall pay to each employee 60% of his annual base salary then in effect for a period of two years following the termination in consideration of such agreement not to compete. In the event the Company should seek to enforce such non-competition provisions in court, a state court, may, in exercising its discretionary authority, determine not to enforce, or to limit enforcement of, such provisions against an employee.

On July 31, 1997, the Company entered into an employment agreement with Mr. Arie Slot, Vice President of Sales. The agreement provides for an annual salary base of $100,000 subject to salary increases on an annual basis equal to the percentage increase, if any, in the consumer price index for the Metropolitan New York area, and quarterly performance bonuses that are negotiated between the Company and Mr. Slot each year, but in 1997 were based on a percentage of the quarterly software sales targets for 1997. The agreement expires on the earliest to occur of (i) July 31, 1998, ( ii ) the death of the employee, ( iii ) the termination of the employee for incapacity according to certain conditions, and
(iv) the termination of the employee for cause, and is subject to automatic renewal on an annual basis unless either party, commencing thirty days prior to the anniversary of the effective date of the agreement, shall give the other party prior written notice of its intention to terminate the agreement on a specified date at least thirty days from the date of such notice. If the Company shall terminate the agreement at the end of any term or terminates the employee for incapacity, the Company shall continue to pay to the employee his annual base salary for six months after the effective date of such termination.

DIRECTOR COMPENSATION

The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but are reimbursed for expenses actually incurred in connection with attending meeting of the Board of Directors and any committee thereof.

MANAGEMENT WARRANTS

In April and June 1996, the Company issued to certain executive officers of the Company and their affiliates warrants to purchase an aggregate of 222,219 shares of Common Stock at a purchase price of $3.38 per share (the "Management Warrants"). The Management Warrants are exercisable for a ten-year period commencing on the date of grant. The following table sets forth certain information regarding the Management Warrants issued in April and June of 1996.



                           Number of Shares
           Name          Underlying Warrants            Expiration Date
    ---------------      ---------------------        --------------------
    Eugene D. Story              19,259                     6/3/06
    Robert D. Ohmes              19,259                     6/3/06
    Donald F. Logan              10,370                     6/3/06
    Mark E. Story                92,592                     4/1/06
    Mark E. Story                 6,666                     6/3/06
    Michael P. Barney            18,518                     4/1/06
    Robert F. Ohmes(1)           18,518                     4/1/06
    Scott R. Ohmes (1)           37,037                     4/1/06

  ----------
  (1)  Robert F. Ohmes and Scott R. Ohmes are the sons of Robert D. Ohmes





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1998, certain information known to the Company regarding the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company; (ii) each director of the Company;
(iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group:

 Name and Address of                 Number of Shares           Percentage of Outstanding
Beneficial Owner (1)                Beneficially Owned        Shares Beneficially Owned (2)
----------------------              ------------------        -----------------------------
Eugene D. Story ................             887,883(3)                     20.0%

Sperry Marine Inc.
1070 Seminole Trail
Charlottesville, VA  22901 .....             625,000(4)                     13.2%

Robert D. Ohmes ................             492,649(5)                     11.1%

Scott R. Ohmes
41 Briar Oak Drive
Weston, CT  06883 ..............             313,830(6)                      7.0%

Connecticut Innovations, Inc.
999 West Street
Rocky Hill, CT  06067 ..........             277,777                         6.3%

COMSAT Mobile Investments, Inc.
6560 Rock Spring Drive
Bethesda, MD  20817 ............             265,537                         6.0%

Lyman C. Hamilton, Jr.
69 Byron Drive
Avon, CT  06001 ................              72,074                         1.6%

Michael P. Barney ..............                   -                           -

Arie Slot ......................                   -                           -

Donald R. Yearwood
651 Ranger Court
Davidsonville, MD  21035 .......                   -                           -

Alan K. Greene
6 Beach Drive
Darien, CT  06820 ..............                   -                           -

All directors and
executive officers as a
group (9 persons)...............           1,589,512(7)                     35.4%

-------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, 470 West Avenue, Stamford, CT 06902

(2) Except as indicated in the footnotes to this table, the Company believes that all the persons named in the table have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them, subject to community property laws where applicable. In accordance with the rules of the Commission, a person or entity is deemed to be the beneficial owner of Common Stock that can be acquired by such person or entity within 60 days of March 31, 1998 upon the exercise of options or warrants or other rights to acquire Common Stock. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1998, have been exercised. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership. Percentages herein assume a base of 4,421,120 shares of Common Stock outstanding.

(3) Includes 19,259 shares issuable upon the exercise of Management Warrants.

(4) Includes 325,000 shares issuable upon the exercise of warrants.

(5) Includes 3,703 shares owned by Evelyn Ohmes, Robert D. Ohmes' wife, and 19,259 shares issuable upon the exercise of Management Warrants. Mr. Ohmes disclaims beneficial ownership of the shares owned by his wife.

(6) Includes 37,037 shares issuable upon the exercise of Management Warrants.

(7) Included 67,406 shares issuable to executive officers upon the exercise of Management Warrants exercisable within 60 days of March 31, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 17, 1988, Christopher Story, the brother of Eugene D. Story, then the President, Chief Executive Officer and a director of the Company, and currently the Chairman of the Board of the Company loaned the Company $25,000 in exchange for a convertible subordinated note of the Company bearing interest at 1% over prime and convertible into 10,018 shares of Common Stock. On June 30, 1996, Christopher Story exercised his right to convert such note into 10,018 shares of Common Stock.

On July 1, 1994, Eugene D. Story loaned the Company $300,000 and Robert D. Ohmes, the Executive Vice President, Chief Financial Officer and a director of the Company, loaned the Company $200,000. In exchange, the Company issued to Eugene D. Story and Robert D. Ohmes notes bearing interest at 2% over prime. These notes were subordinated to other indebtedness of the Company existing at the time of the loans.

On July 28, 1994, Scott R. Ohmes, son of Robert D. Ohmes, loaned the Company $70,000 in exchange for a ten-year convertible subordinated debenture bearing interest at 8% and convertible into 259,259 shares of Common Stock. On June 30, 1996, Scott Ohmes converted the subordinated note into 259,259 shares of Common Stock. Over the period from November 1994 through December 1995, Scott Ohmes made loans to the Company totaling $150,000, which the Company agreed to repay with interest accruing at approximately 12%. On June 1, 1996, Scott Ohmes exchanged the $150,000 of loans for 44,444 shares of Common Stock.

On January 3, 1995, Lyman C. Hamilton, Jr., a director of the Company, exchanged two existing convertible subordinated notes in the amount of $50,000 (dated October 31, 1988) and $12,500 (dated April 1, 1989), including accrued interest thereon, for a new convertible subordinated note bearing interest at 10% and convertible into 62,074 shares of Common Stock. On June 30, 1996, Mr. Hamilton exercised his right to convert such note.

On December 5, 1995, Robert D. Ohmes loaned to the Company $75,000, which the Company agreed to repay with interest accruing at approximately 12%. On June 1, 1996, Robert D. Ohmes exchanged the $75,000 of loans for 22,222 shares of Common Stock.

In April and June 1996, the Company issued to certain executive officers Management Warrants to purchase an aggregate of 222,219 shares of Common Stock at a purchase price of $3.38 per share. At the request of Robert D. Ohmes, Management Warrants to purchase 55,555 shares issuable to him were issued to his sons, Robert F. Ohmes and Scott R. Ohmes.

In May 1990, Eugene D. Story, Robert D. Ohmes and Donald F. Logan, Jr., a Senior Vice President of the Company, received 840, 793 and 466 shares respectively, of the Company's 6% Non-Cumulative Preferred Stock, par value $100 per share, as part of their compensation for services rendered to the Company. On June 1, 1996, Messrs. Story, Ohmes and Logan exchanged such shares of 6% Non-Cumulative Preferred Stock for 25,337, 23,151 and 13,703 shares, respectively, of Common Stock.

During the period from 1987 through 1994, the Company made loans to Eugene D. Story, Robert D. Ohmes, Donald F. Logan, Jr. and Mark E. Story, the son of Eugene D. Story and then a Vice President and director of the Company. Interest accrued on such loans over the period at rates ranging from 6% to 10%. The loans were repaid in full immediately prior to the initial public offering of May 1, 1997 through the return to the Company for cancellation of 27,085, 26,910, 14,627 and 9,145 shares of Common Stock by Eugene D. Story, Robert D. Ohmes, Donald F. Logan, Jr. and Mark E. Story, respectively.

In March, 1995, the Company obtained a $500,000 loan from CII, currently a principal stockholder of the Company, bearing interest at the rate of 10% per annum evidenced by a promissory note to CII (the "Senior Note"). In connection with this loan, the Company issued warrants to CII to purchase an aggregate of 259,888 shares of its Common Stock at an initial exercise price of $2.31 per share. In August 1996, the Company sold 7,500 shares of its Preferred Stock to CII in exchange for (i) CII's payment of $500,000 in cash, (ii) the cancellation of $236,924 of the $473,848 principal amount of indebtedness then outstanding under the Senior Note, and (iii) CII's relinquishment of one-half of its warrants, leaving CII with the CII Warrants to purchase 129,944 shares of Common Stock. Immediately prior to the consummation of the initial public offering, the 7,500 shares of Preferred Stock held by CII were converted into an aggregate of 277,777 shares of Common Stock, which shares are subject to piggyback registration rights. In addition, upon the consummation of the initial public offering, the Company used the proceeds from this offering to repay the balance of the Senior Note ($236,924 plus approximately $23,000 in accrued interest) and to redeem the CII Warrants (approximately $95,000).

In June 1996, Robert D. Ohmes acquired a $75,000 loan from a bank, the proceeds of which he, in turn, loaned to the Company. Subsequently, in November 1996, such loans were amended to reflect the Company as the bank's borrower and eliminating Mr. Ohmes as a lender.

On October 29, 1996, Lyman C. Hamilton, Jr., a trust for the benefit of Donald
F. Logan, Jr.'s mother, Christopher Story, and Tiffany Story, the niece of Eugene D. Story, loaned the Company $100,000, $50,000, $5,000 and $5,000 respectively. Each of these loans bore interest at 10% per annum and was paid by the Company out of the proceeds from its initial public offering.

From September through December 1996, the Company borrowed $90,000 from Scott R. Ohmes, $29,000 from Eugene D. Story, $10,000 from Robert D. Ohmes, $15,000 from Mark E. Story and $22,000 from Donald F. Logan, Jr. All of such indebtedness bears interest at the rate of 9% per annum and matures on December 2, 1998. In addition, all of such indebtedness is subordinated to all other indebtedness of the Company except for an aggregate of $500,000 payable to Eugene D. Story and Robert D. Ohmes.

In December 1996, the Company entered into (the "Sperry Agreement"), a five-year marketing and distribution agreement with Sperry Marine, Inc. ("Sperry"), a principal stockholder of the Company. In connection with the Sperry Agreement, Sperry provided $500,000 in financing to the Company, which financing consisted of a 9% promissory note of the Company in the principal amount of $250,000, convertible into an aggregate of 100,000 shares of Common Stock (the "Sperry Convertible Note"), a 9% promissory note of the Company in the principal amount of $250,000 (the "Sperry Non-Convertible Note") and warrants to purchase 125,000 shares of Common Stock at an exercise price of $5.00 per share. Upon the consummation of the Company's initial public offering, the Convertible Note was converted into 100,000 shares of Common Stock and the Non-Convertible Note was paid out of the proceeds of the Company's initial offering. In addition, Sperry purchased 200,000 shares and 200,000 warrants in the Company's initial public offering.

In connection with the Company's bridge financing in January 1997, Eugene D. Story and Robert D. Ohmes contributed 45,000 and 25,000 of their shares of Common Stock, respectively, to the Company's treasury immediately prior to the closing of such financing. Such 70,000 shares were then issued by the Company to the investors in the Bridge Financing as the Bridge Shares. Subsequently, 20,000 shares were returned to the Company's treasury by the investors.

Eugene D. Story and his spouse had personally guaranteed the payment of all indebtedness of the Company to the Company's bank. Mr. Story's spouse had also executed an open-end mortgage deed with respect to the residence of Mr. Story and his spouse, which mortgage deed secures the payment of the guarantee up to a maximum of $225,000. In addition, Robert D. Ohmes and his spouse had personally guaranteed the payment of all indebtedness of the Company to the bank. Mr. Ohmes and his spouse had also executed an open-end mortgage deed with respect to the residence of Mr. Ohmes and his spouse, which mortgage deed secured the payment of the guarantee up to a maximum of $100,000. Furthermore, Mr. Ohmes and his spouse pledged $131,000 in securities as additional collateral for the guarantee. On November 1997 the bank eliminated the guarantees of both Mr. Story and Mr. Ohmes, as the bank loan was secured by certificate of deposits.

There can be no assurance that all of the foregoing transactions were on terms no less favorable to the Company than could be obtained from independent third parties. Future transactions, if any, between the Company and any of its directors, officers and/or 5% stockholders will be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Following is a list of exhibits filed with this Form 10-KSB

3.01(a)       Amended and Restated Certificate of Incorporation (1)

3.01(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (1)

3.02          By-laws (1)

4.01 Specimen Certificate representing shares of Common Stock, par value $.002 per share.(1)

4.02          Specimen Certificate representing the Public Warrants.(1)

4.03 Form of Public Warrant Agreement among the Registrant, Whale Securities co., L.P. as Underwriter and American Stock Transfer & Trust Company as Warrant Agent. (1)

4.04 Form of Underwriter's Warrant Agreement, including form of warrant certificate. (1)


4.05 $650,000 Commercial Revolving Note from Registrant to People's Bank Dated November 5, 1997.(2)

4.06 $85,506 Commercial Note from Registrant to People's Bank Dated December 22, 1997 (2).

10.01(a) Form of Purchase Warrant for Purchase of Common Stock, par value $.001 per share.(1)

10.01(b)      Schedule of Warrant holders. (1)

10.02 $300,000 Subordinated Note from the Registrant to Eugene D. Story, dated July 1, 1994.(1)

10.03 $200,000 Subordinated Note from the Registrant to Robert D. Ohmes, dated July 1, 1994(1)

10.04 $29,000 Subordinated Note from the Registrant to Eugene D. Story, dated December 2, 1996.(1)

10.05 $10,000 Subordinated Note from the Registrant to Robert D. Ohmes, dated December 2, 1996.(1)

10.06 $15,000 Subordinated Note from the Registrant to Mark E. Story, dated December 2, 1996.(1)

10.07 $90,000 Subordinated Note from the Registrant to Scott R. Ohmes, dated December 2, 1996.(1)

10.08 $22,000 Subordinated Note from the Registrant to Donald F. Logan, Jr., dated December 2, 1996.(1)

10.09         Key Employee Agreement between the Registrant and Eugene D.
              Story(1)

10.10         Key Employee Agreement between the Registrant and Robert D. Ohmes.
              (1)

10.11 Form of Key Employee Agreement between the Registrant and each of Michael P. Barney and Donald F. Logan (1).

10.12 Marine Management Systems, Inc. 1996 Key Employees' Stock Option Plan as amended May 20,1997. (2)

10.13(a) Agreement of Lease between Seaboard Stamford Investor Associates, LLC and the Registrant, dated October 31, 1995 with respect to Premises located at 470 West Avenue, Stamford, Connecticut 06902.
              (1)

10.13(b)      Letter Amendment to Agreement of Lease, dated September 21,
              1995.(1)

10.13(c)      Letter Amendment to Agreement of Lease.(1)

10.14(a) United States of America, Department of Transportation Maritime Administration Notification of Assistance Approval (Cooperative Agreement), Project Number: DTMA91-95-H-0069, Title: Integrated Shipboard Information Technology (ISIT) Platform, Effective Date July 12, 1995.(1)

10.14(b) Modification 0001 to Project Number DTMA91-95-H-00069, dated September 29, 1995. (1)

10.14(c) Modification 0002 to Project Number DTMA91-95-H-00069, dated March 25, 1996. (1)

10.14(d) Modification 0003 to Project Number DTMA91-95-H-00069, dated July 10, 1996. (1)

10.14(e) Modification 0004 to Project Number DTMA91-95-H-00069, dated August 9, 1996. (1)

10.14(f) Modification 0005 to Project Number DTMA91-95-H-00069, dated January 14, 1997. (1)

10.14(g) Modification 0006 to Project Number DTMA91-95-H-00069, dated October 21, 1997. (2)

10.15 Federal Technology Partnership Assistance Agreement between the Registrant and Connecticut Innovations, Incorporated, dated July 31, 1995. (1)

10.16 Marketing and Distribution Agreement between the Registrant and Sperry Marine Inc., dated December 12, 1996.(1)

10.17 Warrant for the Purchase of Common Stock, par value $.002 per share, issued to Sperry Marine Inc., dated December 12, 1996.(1)

10.18(a) Form of Registration Rights Agreement between the Registrant and the Holder, dated as of January 29, 1997.(1)

10.18(b)      Schedule of Holders.(1)

10.19         Consulting Agreement between the Registrant and Whale Securities
              Co.,L.P.(1)

10.20         Key Employee Agreement between the Registrant and Arie Slot. (2)


27.01         Financial Data Schedule (2)

27.02         Financial Data Schedule - Restatements (2)


(1) Incorporated by reference to Registration Statement on Form SB-2, Registration No. 333-21043 .

(2) Filed herewith.

(b)  Reports on Form 8-K

The Company filed, on December 11, 1997, a Current Report on Form 8-K dated December 2, 1997 reporting in Item 5 thereof the promotion of Michael P. Barney to the position of President and Chief Executive Officer of the Company and the appointment of Eugene D. Story to the position of Chairman of the Board of the Company.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARINE MANAGEMENT SYSTEMS, INC.

                                           /s/ Michael Barney, President
                                               ---------------------------
                                           Date: April 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                      Title                                Date
              ---------                                      -----                                ----
/s/ Eugene D. Story                       Chairman of the Board/Director                   April 10, 1998
--------------------------------------

/s/ Michael P. Barney                     President/Chief Executive Officer/Director       April 10, 1998
--------------------------------------

/s/ Robert D. Ohmes                       Chief Financial Officer, Secretary/Director      April 10, 1998
--------------------------------------

/s/ Robert N. Anderson                    Controller                                       April 10, 1998
--------------------------------------

/s/ Lyman C. Hamilton, Jr.                Director                                         April 10, 1998
--------------------------------------

/s/ Donald R. Yearwood                    Director                                         April 10, 1998
--------------------------------------

/s/ Alan K. Greene                        Director                                         April 10, 1998
--------------------------------------

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                                        CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-2

FINANCIAL STATEMENTS:
   Balance sheets                                                         F-3
   Statements of operations                                               F-4
   Statements of stockholders' equity (deficit)                           F-5
   Statements of cash flows                                               F-6
   Notes to financial statements                                   F-7 - F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Marine
    Management Systems, Inc.

We have audited the accompanying balance sheet of Marine Management Systems, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Management Systems, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                          BDO Seidman, LLP


Valhalla, New York
March 17, 1998
Except for Note 15 which is
as of April 9, 1998

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                                  BALANCE SHEETS



December 31,                                                                                           1997
-------------------------------------------------------------------------------------------------------------
ASSETS (NOTES 4 AND 7)
CURRENT:
   Cash                                                                                               $19,150
   Accounts receivable, less allowance of $100,000 for possible losses (Note 11)                    1,400,020
   Inventories                                                                                          9,044
   Prepaid expenses and other                                                                          22,297
-------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                                  1,450,511
CASH - RESTRICTED (NOTES 6 AND 8)                                                                     650,000
PROPERTY AND EQUIPMENT, NET (NOTE 2)                                                                  181,530
COMPUTER SOFTWARE COSTS, NET OF ACCUMULATED AMORTIZATION OF $1,803,595                              2,767,139
-------------------------------------------------------------------------------------------------------------
                                                                                                   $5,049,180
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Short-term borrowings (Note 4)                                                                     $85,504
   Accounts payable and accrued expenses                                                              749,072
   Subordinated debt - related parties (Notes 3, 4 and 7)                                             166,000
   Billings in excess of costs and estimated earnings on uncompleted
      contracts (Note 5)                                                                              149,960
   Deferred revenue                                                                                   341,824
   Customer deposits                                                                                   65,749
   Current portion of long-term debt and capital lease obligations (Note 6)                            37,300
-------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                             1,595,409
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION (NOTE 6)                           663,110
SUBORDINATED DEBT - RELATED PARTIES (NOTES 3 AND 7)                                                   500,000
-------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                                     2,758,519
-------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 12)
STOCKHOLDERS' EQUITY (NOTES 3 AND 9):
   Common stock, $.002 par value, 9,000,000 shares authorized, 4,421,120
      issued and outstanding                                                                            8,842
   Additional paid-in capital                                                                      11,540,352
   Accumulated deficit                                                                            (9,258,533)
-------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                            2,290,661
-------------------------------------------------------------------------------------------------------------
                                                                                                   $5,049,180
=============================================================================================================

                                 See accompanying notes to financial statements.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS



Years ended December 31,                                                 1996              1997
-------------------------------------------------------------------------------------------------
REVENUES (NOTE 11):
   Marine Sales - Software                                           $1,163,363        $1,444,626
   Marine Sales - Hardware                                              199,294           416,808
   Marine Sales - Service                                               764,401           851,104
   Hardware Sales - Non-Marine                                        1,267,777           498,260
   Contract Sales                                                       955,447           199,458
-------------------------------------------------------------------------------------------------
                                                                      4,350,282         3,410,256
-------------------------------------------------------------------------------------------------
COST OF REVENUES:
   Software and services                                                887,170         1,181,503
   Software amortization                                                519,647           497,169
   Hardware                                                           1,105,238           580,991
   Contract                                                             505,895           150,419
-------------------------------------------------------------------------------------------------
                                                                      3,017,950         2,410,082
-------------------------------------------------------------------------------------------------
              GROSS PROFIT                                            1,332,332         1,000,174
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                                             401,791           167,800
   Selling and administrative                                         2,249,372         3,625,489
   Depreciation and amortization                                         67,951            96,927
-------------------------------------------------------------------------------------------------
                                                                      2,719,114         3,890,216
-------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                 (1,386,782)       (2,890,042)
-------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
   Interest income                                                            -            53,652
   Interest expense                                                    (455,532)         (465,760)
-------------------------------------------------------------------------------------------------
                                                                       (455,532)         (412,108)
-------------------------------------------------------------------------------------------------
NET LOSS                                                            $(1,842,314)      $(3,302,150)
=================================================================================================
NET LOSS PER COMMON SHARE - BASIC                                         $(.78)            $(.89)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (NOTE 13)               2,354,343         3,704,449
-------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Preferred Stock            Common Stock         Additional
                                                                                                              Paid-in
                                                                                                              Capital

                                                          ----------------------      ----------------------
                                                         Shares      Amount         Shares       Amount
-------------------------------------------------------------------------------------------------------------------------
BALANCE, AT DECEMBER 31, 1995                            2,099     $ 209,900      2,007,576     $ 4,015     $  3,759,587
Sale of common stock for cash, net of offering costs        --            --        233,326         467          732,408
Conversion of stock                                     (2,099)     (209,900)        62,191         124          209,776
Conversion of debt to common stock                          --            --        398,017         796          381,704
Adjustment from revaluation of convertible debt             --            --             --          --          250,000
Net loss                                                    --            --             --          --               --
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                  --            --      2,701,110       5,402        5,333,475

Conversion of loans receivable officers                     --            --        (77,767)       (155)        (388,682)
Officers shares returned to company                         --            --        (70,000)       (140)              --
Shares issued in connection with Bridge financing           --            --         50,000         100          122,900
Conversion of redeemable preferred stock                    --            --        277,777         555          749,445
Conversion of debt to common stock                          --            --        100,000         200          249,800
Proceeds of initial public offering, net of offering
costs                                                       --            --      1,440,000       2,880        5,473,414
Dividends on redeemable preferred stock                     --            --             --          --               --
Net loss                                                    --            --             --          --               --
-------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                  --     $      --      4,421,120     $ 8,842     $ 11,540,352
=========================================================================================================================

                                                                   Accumulated        Loans            Total
                                                                     Deficit        Receivable     Stockholders'
                                                                                     Officers         Equity
                                                                                                     (Deficit)
---------------------------------------------------------------------------------------------------------------
BALANCE, AT DECEMBER 31, 1995                                       $(4,108,315)    $(388,837)    $  (523,650)
Sale of common stock for cash, net of offering costs                         --            --         732,875
Conversion of stock                                                          --            --              --
Conversion of debt to common stock                                           --            --         382,500
Adjustment from revaluation of convertible debt                              --            --         250,000
Net loss                                                             (1,842,314)           --      (1,842,314)
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                           (5,950,629)     (388,837)     (1,000,589)

Conversion of loans receivable officers                                      --       388,837              --
Officers shares returned to company                                          --            --            (140)
Shares issued in connection with Bridge financing                            --            --         123,000
Conversion of redeemable preferred stock                                     --            --         750,000
Conversion of debt to common stock                                           --            --         250,000
Proceeds of initial public offering, net of offering
costs                                                                        --            --       5,476,294
Dividends on redeemable preferred stock                                  (5,754)           --          (5,754)
Net loss                                                             (3,302,150)           --      (3,302,150)
-------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                          $(9,258,533)    $      --     $ 2,290,661
===============================================================================================================



                                 See accompanying notes to financial statements.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS
                                           INCREASE (DECREASE) IN CASH (NOTE 14)



Years ended December 31,                                                   1996           1997
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(1,842,314)    $(3,302,150)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                     587,598         594,096
        Provision for losses on accounts receivable                        25,000         100,000
        Discount on issuance of preferred stock                            13,076              --
        Interest adjustment from revaluation of convertible debt          250,000              --
        Changes in assets and liabilities:
           Accounts receivable                                            (87,940)       (545,540)
           Inventories                                                     19,555          13,263
           Prepaid expenses and other                                     (11,893)         22,568
           Other assets                                                     8,258           5,914
           Cash restricted                                                     --        (650,000)
           Accounts payable and accrued expenses                          286,235         (63,842)
           Billings in excess of costs on uncompleted contracts           (25,687)         68,256
           Deferred revenue and deposits                                  170,599          53,107
-------------------------------------------------------------------------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                      (607,513)     (3,704,328)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized computer software costs                                 (1,233,727)     (1,262,027)
   Acquisitions of property and equipment                                 (84,002)        (68,008)
-------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                    (1,317,729)     (1,330,035)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) of short-term borrowings - net                 1,010,000        (639,495)
   Proceeds from issuance of long-term debt                               166,000         650,000
   Payments of long-term debt and capital lease obligations              (126,725)       (922,649)
   Net proceeds from sale of common stock                                 732,875       5,913,294
   Proceeds from sale of preferred stock                                  500,000              --
   Deferred registration costs                                           (314,141)             --
   Dividends on redeemable preferred stock                                     --          (5,754)
-------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,968,009       4,995,396
-------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                            42,767         (38,967)
CASH, BEGINNING OF PERIOD                                                  15,350          58,117
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                   $    58,117     $    19,150
=================================================================================================


                                 See accompanying notes to financial statements.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       1.SUMMARY OF SIGNIFICANT         Business Description
         ACCOUNTING POLICIES
                                        Marine Management Systems, Inc. (the
                                        "Company") provides a variety of
                                        products and services related to ship
                                        operations and maintenance management.
                                        The Company develops and sells computer
                                        software programs, information systems
                                        and computer equipment, as well as
                                        provides support and engineering
                                        services related to these products
                                        throughout the world.

                                        Inventories

                                        Inventories, consisting primarily of
                                        computer hardware are valued at the
                                        lower of cost or market. Cost is
                                        determined using the first-in, first-out
                                        (FIFO) method.

                                        Property, Equipment, Depreciation and
                                        Amortization

                                        Property and equipment are stated at
                                        cost, less accumulated depreciation.
                                        Depreciation is computed over the
                                        estimated useful lives of the assets
                                        using the straight-line and accelerated
                                        methods for both financial reporting and income tax purposes. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the term of the lease, whichever is shorter. For leasehold improvements, expected renewal terms are included in the term of the lease.

                                        The following estimated useful lives are applied in the computation of depreciation and amortization.

                                                                          Years
                                        ----------------------------------------
                                        Computer equipment                  5-7
                                        Leasehold improvements             7-10
                                        Equipment under capital leases        7
                                        Furniture and fixtures             7-10
                                        ========================================

                                        Upon retirement or sale, the cost and
                                        related accumulated depreciation are
                                        removed from the accounts and any
                                        resulting gains or losses are included
                                        in the statement of operations.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        Computer Software Costs and Amortization

                                        The Company capitalizes the direct costs and allocated overhead associated with the development and testing of software programs after technological feasibility has been established. The annual amortization of the capitalized costs is the greater of the amount computed using the rates that current gross revenues for a product or products bear to the total of current and anticipated future gross revenues for that product or products or the straight-line method over the remaining estimated economic life of the product including the period being presented. The establishment of technological feasibility and the on going assessment of recoverability of capitalized computer software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. The Company recognized $228,128 and $260,991 of software amortization based on a change in estimate of the estimated economic life of its products during the fourth quarters of 1996 and 1997, respectively. Research and development expenditures are expensed in the period incurred.

                                        Revenue and Cost Recognition

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

                                        Revenues for contracts with a term in
                                        excess of one year are recognized using
                                        the percentage-of-completion method,
                                        measured by percentage of costs incurred to date to estimated total costs for each contract. Contract costs include all direct costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized on contracts in progress. Revenues for contracts with a term of less than one year are recognized when either the services are performed or when the products are delivered.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                        Credit Risk

                                        Financial instruments which potentially
                                        subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company's cash investments are placed with high credit quality financial institutions and may exceed the amount of federal deposit insurance. Concentrations of credit risk with respect to trade receivables are with other companies.

                                        Income Taxes

                                        Deferred income taxes are provided on
                                        differences between the financial
                                        reporting and income tax bases of assets and liabilities based upon statutory tax rates enacted for future periods.

                                        Use of Estimates

                                        In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                        Financial Instruments

                                        The carrying amounts of financial
                                        instruments including cash, accounts
                                        receivable, accounts payable and
                                        short-term debt approximated fair value
                                        as of December 31, 1997, because of the
                                        relatively short maturity of these
                                        instruments. The carrying value of
                                        long-term debt, including the current
                                        portion, approximated fair value as of
                                        December 31, 1997, based upon quoted
                                        market prices for similar debt issues.
                                        The carrying value of amounts due from
                                        and due to related parties cannot be
                                        determined because of the nature of the
                                        terms.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Loss Per Share of Common Stock

                                        During February 1997, the Financial
                                        Accounting Standards Board ("FASB")
                                        issued Statement of Financial Accounting
                                        Standards ("SFAS") No. 128 "Earning Per
                                        Share," which replaces the presentation
                                        of primary earnings per share ("EPS"),
                                        with basic EPS. It also requires dual
                                        presentation of basic and diluted EPS.
                                        The Company adopted SFAS 128 as of
                                        January 1, 1997. The 1996 loss per share has been restated, giving retroactive effect to the 1 to 2.7 reverse stock split (See Note 9) and to conform to SFAS No. 128. Loss per common share is computed on the weighted average number of shares, less treasury stock. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in presenting diluted earnings per share.

                                        Long-Lived Assets

                                        The Company reviews certain long-lived
                                        assets and identifiable intangibles for
                                        impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

                                        Recent Accounting Standards

                                        Statement of Financial Accounting
                                        Standards No. 130 "Reporting
                                        Comprehensive Income," established
                                        standards for reporting and display of
                                        comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be recognized under current accounting standards as components of comprehensive income and reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        Statement of Financial Accounting
                                        Standards No. 131 "Disclosures about
                                        Segments of an Enterprise and Related
                                        Information", which supersedes SFAS No.
                                        14, "Financial Reporting for Segments of a Business Enterprise" establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

                                        Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The Company is currently reviewing the effect of SFAS No. 131 but has yet been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

                                        Statement of Position 97-2 "Software
                                        Revenue Recognition", which supersedes
                                        Statement of Position 91-1 "Software
                                        Revenue Recognition" provides guidance
                                        on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. Statement of Position 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged, and retroactive application of the provision is prohibited. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or results of operations.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       2.PROPERTY AND
         EQUIPMENT              Property and equipment consist of the following:

                    December 31,                                        1997
                    ----------------------------------------------------------
                    Computer equipment                                $244,646
                    Leasehold improvements                              10,642
                    Equipment under capital leases                     167,818
                    Furniture and fixtures                              25,692
                    ----------------------------------------------------------
                                                                       448,798
                    Less accumulated depreciation and amortization     267,268
                    ----------------------------------------------------------
                    Property and equipment, net                       $181,530
                    ==========================================================

       3.RELATED PARTY TRANSACTIONS     During 1997, certain officers of the
                                        Company satisfied the respective
                                        outstanding loan balances in the
                                        aggregate amount of $388,837 by selling
                                        to the Company 77,767 shares of common
                                        stock.

                                        The Company has subordinated debt
                                        payable to certain officers and related
                                        parties at December 31, 1997 in the
                                        amounts of $666,000 (See Note 7). At
                                        December 31, 1997, this debt had
                                        interest rates ranging from 9.00% to
                                        10.50%.

       4.SHORT TERM BORROWINGS          On December 2, 1996, certain officers
                                        and related parties issued notes
                                        totaling $166,000 which mature December
                                        1, 1998 and bear interest at 9% (See
                                        Note 7).

                                        On December 12, 1996, the Company issued two promissory notes each in the amount of $250,000 which bore interest at a rate of 9% per annum and matured at the earlier of January 31, 1998 or the closing of an initial public offering. One of these notes was convertible into the Company's common stock at a rate of $2.50 per share. The note and unpaid interest thereon could be converted by the holder at any time but automatically converted upon the closing of an initial public offering. In addition, the Company issued a warrant to the holder of the notes to purchase 125,000 shares of its common stock at an exercise price per share of $5.00. At the initial public offering on May 1, 1997, one note was repaid and the remaining debt was converted into 100,000 common stock shares and 125,000 warrants.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        On December 22, 1997, the Company issued a short term note to a bank for $85,504 secured by the assets of the Company. The note has an interest rate of 2% above prime, 10.5% at December 31, 1997, and is due April 22, 1998.

                                        The weighted average amounts outstanding under the short-term borrowings were $249,000 for 1997. Maximum amounts outstanding during the year were $975,000. The weighted average interest rates were 8.57% for the year ended December 31, 1997.

       5.BILLINGS IN EXCESS OF          Billings and costs on uncompleted
         COSTS AND ESTIMATED            contracts (See Note 11) are summarized
         EARNINGS ON UNCOMPLETED        as follows:
         CONTRACTS


                    December 31,                                            1997
                    ------------------------------------------------------------
                    Billings to date                                    $349,419
                    Costs incurred on uncompleted contracts              150,419
                    Estimated earnings                                    49,040
                    ------------------------------------------------------------
                    Billings in excess of costs and estimated           $149,960
                       earnings on uncompleted contracts
                    ============================================================

       6.LONG-TERM DEBT AND CAPITAL     Long-term debt and capital lease
        LEASE OBLIGATIONS               obligations consist of the following:


         December 31,                                                       1997
         -----------------------------------------------------------------------
         Long term debt:
         Note payable, maturing June 30, 1999, interest at bank's       $619,167
            dividend rate, 7.5% on December 31, 1997, secured by a
            certificate of deposit for $625,000
         Capital lease obligations (See Note 8)                           81,243
         -----------------------------------------------------------------------
                                                                         700,410
         Less current maturities of long-term debt and capital            37,300
            lease obligations
         -----------------------------------------------------------------------
                                                                        $663,110
         =======================================================================

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Maturities of long-term debt as of
                                        December 31, 1997 are as follows:

                          Years ended December 31,
                          ------------------------------------------------------
                                          1998                           $37,300
                                          1999                           638,696
                                          2000                            16,460
                                          2001                             7,954
                          ------------------------------------------------------
                                                                        $700,410
                          ======================================================


       7.SUBORDINATED DEBT -        Subordinated debt consists of the following:
         RELATED PARTIES


                December 31,                                             1997
                ---------------------------------------------------------------
                 Note payable, officer and director, interest          $300,000
                   payable monthly at the prime rate plus 2%, 10.5%
                   at December 31, 1997 with no principal payment
                   provisions, secured by the general assets of the
                   Company (a).
                 Note payable, officer and director, interest at the    200,000
                   prime rate plus 2%, 10.5% at December 31, 1997,
                   with no principal payment provisions, secured by
                   the assets of the Company (a).
                Note payable, officers and related party, interest      166,000
                   at 9%, payable monthly, due December 1998,
                   secured by the assets of the Company (a).
                ---------------------------------------------------------------
                                                                       $666,000
                ===============================================================

                                    (a) The debt is subordinated to the
                                        bank's note (Note 6) and the principal
                                        cannot be repaid without its approval or until that debt has been satisfied. The bank's note is due in 1999. Therefore, for maturity purposes, such debt, except for $166,000 which is considered currently due, has been presented as if it would be repaid in 1999.

        8.COMMITMENTS AND               The Company leases certain operating and
          CONTINGENCIES                 data processing equipment under capital
                                        leases expiring at various dates.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        The Company also rents office space and
                                        equipment under operating leases.

                                        In most cases, management expects that
                                        in the normal course of business, leases will be renewed or replaced by other leases.

                                        On October 31, 1995, the Company entered into a facility lease for seven years with an option to extend the lease for five years. The commencement date of the lease was March 1, 1996. The agreement calls for fixed rent to be paid in monthly installments in advance commencing on July 1, 1996 and on the first day of each month thereafter. In addition to the fixed rent, the lease provides for escalation of the lease payment as maintenance cost and taxes increase. The Company received a rent abatement from the period March 1, 1996 through June 30, 1996. The Company has established an unconditional letter of credit through a bank in the name of the lessor for $25,000 which remained in place at December 31, 1997, supported by cash deposits in the same amount.

                                        In May 1997, the Company exercised an
                                        option and leased another approximately
                                        4,000 square feet in the same building.
                                        This is a one year lease with six
                                        options to continue the lease on a
                                        year-to-year basis. This portion of the
                                        lease payments is $3,656 per month.

                                        Future net minimum lease payments under
                                        capital leases, and future minimum
                                        rental payments required under operating leases as of December 31, 1997 are as follows:

               Years ended December 31,                Capital         Operating
               -----------------------------------------------------------------
               1998                                    $53,700          $264,459
               1999                                     29,656           263,504
               2000                                     25,254           256,012
               2001                                     12,461           236,565
               2002                                          -           236,565
               Later years                                   -            39,428
               -----------------------------------------------------------------
               Total                                  $121,071        $1,296,533
               Less amounts representing interest       39,828                 -
               -----------------------------------------------------------------
               Net                                     $81,243        $1,296,533
               =================================================================

                                        Total facilities rental expense was
                                        $156,547 and $191,869 for the years
                                        ended December 31, 1996 and 1997,
                                        respectively.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        The Company has entered into employment
                                        agreements, effective at the date of the initial public offering (May 1, 1997) and extending through January 1999, with each of five employees, one of which has left the Company as of December 31, 1997. The minimum aggregate annual compensation under these agreements is $483,000. The annual compensation is subject to annual increases based upon the Consumer Price Index. In addition, these employees are eligible to receive a bonus at the discretion of the Board of Directors, not to exceed 50% of their annual compensation.

                                        Additionally, the Company entered into
                                        another key employee employment
                                        agreement in July 1997, extending
                                        through January 1999, which calls for
                                        $103,000 minimum annual compensation.

                                        The Company has agreed, in connection
                                        with the exercise of warrants pursuant
                                        to solicitation (commencing one year
                                        following the date of the initial public offering, May 1, 1997) to pay to the underwriter, Whale Securities Co., L.P., a fee of 5% of the exercise price for each warrant exercised; provided, however, that the underwriter will not be entitled to receive such compensation in warrant exercise transactions in which (1) the market price of Common Stock at the time of the exercise is lower than the exercise price of the warrants; (2) the warrants are held in any discretionary account; (3) disclosure of compensation arrangements is not made in documents provided to holders of the warrants at the time of the exercise; (4) the holder of the warrants has not confirmed in writing that the underwriter solicited such exercise; or (5) the solicitation of exercise of the warrants was in violation of Rule 101 promulgated under the Exchange Act. No warrants have been exercised as of December 31, 1997.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       9.CAPITAL TRANSACTIONS           On February 20, 1996 the Company
                                        completed a reorganization and
                                        incorporated in the State of Delaware.
                                        The Company authorized 9,000,000 shares
                                        of common stock with a par value of
                                        $.001 and 2,100 shares of preferred
                                        stock with a par value of $.001. As a
                                        result of the reorganization, each
                                        previously issued and outstanding share
                                        of common stock of the Company was
                                        converted into fifty shares of common
                                        stock. In addition, each issued and
                                        outstanding share of preferred stock was converted into one share of preferred stock. As prescribed by their terms, the holders of convertible notes and warrants also had each share available to them converted into fifty shares of common stock. Effective August 21, 1996, the Company completed a recapitalization of its common shares by declaring a 1 for 2.7 reverse stock split. The Company issued one share of $.002 par value common stock for 2.7 shares of existing
                                        $.001 par value common stock. In
                                        connection with the August 21, 1996
                                        recapitalization, the Company authorized
                                        7,500 shares of 8% cumulative preferred
                                        stock with a par value of $100 per
                                        share. All references to par value and
                                        shares of capital stock in the financial statements have been adjusted to give retroactive effect for these actions.

                                        During the year ended December 31, 1996, the Company sold 233,326 shares of common stock for net proceeds of $732,875 pursuant to a private placement of its stock. At June 30, 1996, advances payable to related parties of $225,000 were exchanged for 66,666 shares of common stock. In addition, at June 30, 1996, all of the Company's outstanding preferred stock was converted into 62,191 shares of common stock.

                                        In April and June 1996, the Company
                                        issued to certain executive officers of
                                        the Company and their affiliates
                                        warrants to purchase an aggregate of
                                        222,219 shares of Common Stock at a
                                        purchase price of $3.38 per share (the
                                        "Management Warrants"). The Management
                                        Warrants vested immediately and are
                                        exercisable for a ten year period
                                        commencing on the date of the grant.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                        In March 1995, the Company obtained a
                                        $500,000 loan from Connecticut
                                        Innovators Inc. (CII), a principal
                                        stockholder of the Company, bearing 10%
                                        per annum evidence by a Senior Note. In
                                        connection with this loan, the Company
                                        issued warrants to CII to purchase an
                                        aggregate 259,888 shares of its common
                                        stock at an initial exercise price of
                                        $2.31 per share. In August 1996, the
                                        Company sold 7,500 share of its
                                        preferred stock to CII in exchange for
                                        (1) CII's payments of $500,000 cash and
                                        (2) the cancellation of $236,924 of the
                                        $473,848 principal amount of
                                        indebtedness then outstanding under the
                                        Senior Note, and (3) CII's
                                        relinquishment of one-half of its
                                        warrants, leaving CII with the CII
                                        Warrants to purchase 129,944 shares of
                                        common stock. Immediately on the
                                        consummation of the Company's initial
                                        public offering ("IPO") on May 1, 1997,
                                        the 7,500 shares of preferred stock held by CII were converted into an aggregate of 277,777 shares of common stock which shares piggybacked on the registration rights at the IPO. In addition, upon the completion of the IPO, the Company used proceeds from the offering to repay the balance of the Senior Note ($236,924, plus approximately $23,000 in accrued interest) and used $94,185 of the proceeds from the IPO to buy back from CII warrants which were exercisable to purchase 129,944 shares of common stock at an exercise price of $2.31 per share, which amount was charged to operations (interest expense) during the second quarter of 1997.

                                        In December 1996, the Company and Sperry
                                        Marine Inc. ("Sperry") entered into a
                                        marketing and distribution agreement. As part of that agreement, Sperry provided the Company with $500,000 in financing for which Sperry received a 9% promissory note of the Company in the principal amount of $250,000, which note converted upon the Company's IPO into 100,000 shares of common stock, and a 9% promissory note of the Company in the principal amount of $250,000 maturing upon the consummation, and paid out of the proceeds, of the IPO. In addition, Sperry received warrants to purchase 125,000 shares of common stock at an exercise price of $5.00 per share.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        In January 1997, the Company completed
                                        the sale of seven investments units (the
                                        "Bridge Loan") to six private investors
                                        at a price of $50,000 per Bridge Unit
                                        for total gross proceeds of $350,000
                                        (the "Bridge Financing"). Each Bridge
                                        Unit consisted of a 9% promissory note
                                        of the Company in the principal amount
                                        of $50,000 maturing upon the
                                        consummation, and payable out of the
                                        proceeds, of the Company's IPO, and
                                        10,000 shares of common stock (the
                                        "Bridge Shares"). Immediately prior to
                                        the Bridge Financing, two officers (who
                                        were also directors) of the company,
                                        contributed 45,000 and 25,000 of their
                                        shares of common stock, respectively, to the Company's treasury, which treasury shares were then issued by the Company to the investors. The two officers treated such contribution of shares as a contribution to capital and did not, and will not, receive any consideration in exchange for the shares. In May 1997, an aggregate of 20,000 Bride Shares were returned to the Company by two investors in the Bridge Financing for no consideration. After the payment of $35,000 in placement fees to the Underwriter, who acted as placement agent for the Company with respect to the sale of the Bridge Units, and other offering expenses of approximately $20,000, the Company received net proceeds of approximately $295,000 in connection with the Bridge Financing. In connection with the sale of the units, the Company recognized a loan discount in the amount of $146,000 and debt issuance cost of $32,000. The Company recognized a charge to operations in the amount of $178,000 upon satisfaction of the debt from the proceeds of the IPO.

                                        Immediately prior to the Company's IPO,
                                        certain executive officers returned to
                                        the Company, and the Company canceled,
                                        77,767 shares of common stock in
                                        satisfaction of loans outstanding from
                                        the company of $388,837.

                                        Initial Public Offering

                                        The Company completed an initial public
                                        offering underwritten by Whale
                                        Securities Co., L.P. on May 1, 1997 of
                                        1,440,000 Common Stock of the Company at a price of $5.00 per share and 1,656,000 warrants at a price of $.10 per warrant. Each warrant will be exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. The initial public offering raised $5,476,294 net of commissions, fees, registration and other associated costs.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        Stock Option Plan

                                        In March 1996 and as amended in December
                                        1996 and May 20, 1997, the Board of
                                        Directors approved a stock option plan
                                        for key employees. The board retained
                                        the authority to determine the
                                        individuals to whom, and the times at
                                        which, stock grants would be made, along with the number of shares, vesting schedule and other provisions relating to the stock grants. All options vest at the rate of 25% per year over four years from the date of the grant.

                                        As of December 31, 1997, the Company has
                                        1,176,214 shares of its common stock
                                        reserved for issuance pursuant to
                                        options, warrants and convertible
                                        securities.

                                        Certain of the outstanding indebtedness
                                        and warrants either prohibit or restrict the declaration or payment of dividends.

                                        At December 31, 1997, the Company has a
                                        stock option plan and has issued
                                        warrants to certain employees. The
                                        Company applies APB Opinion No. 25 and
                                        related interpretations by recording
                                        compensation expense for the excess of
                                        the fair market value over the exercise
                                        price per share as of date of grant in
                                        accounting for its stock options.
                                        Accordingly, no compensation expense has been recognized for its issuance of options or warrants to employees since the exercise price was equal to the then fair market value on the date of grant. SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates fair value of each stock based award at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions used for grants since 1995;


                                Years ended December 31,      1996        1997
                                      Assumptions
                                -----------------------------------------------
                                Dividend yield                   0            0
                                Risk free interest rate        7.0%         6.4%
                                Expected volatility          .0001%       46.50%
                                Expected lives in years         10           10
                                ===============================================

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Had compensation cost for the issuance
                                        of options and warrants been determined
                                        based on the fair value at the grant
                                        dates consistent with the fair value
                                        method of SFAS No. 123, the Company's
                                        net loss and loss per share would have
                                        been increased to the pro forma amounts
                                        indicated below:

                 December 31,                           1996             1997
                 --------------------------------------------------------------
                 Net loss:
                    As reported                   $(1,842,314)      $(3,307,904)
                    Pro forma                     $(1,940,314)      $(3,468,904)
                 Loss per share of common stock:
                    As reported                         $(.78)            $(.89)
                    Pro forma                           $(.80)            $(.90)
                 ==============================================================

                                        A summary of the Company's stock awards
                                        at December 31, 1996 and 1997, and the
                                        years then ended are as follows:

                                                 Shares             Weighted-
                                                                     Average
                                                                     Exercise
                                                                       Price
           ---------------------------------------------------------------------
           Outstanding, at December 31, 1995          -                    $  -
           Granted                              293,509                    3.38
           ---------------------------------------------------------------------
           Outstanding, at December 31, 1996    293,509                    3.38
           Granted                              144,500                    3.23
           Forfeited                           (32,572)                    3.46
           ---------------------------------------------------------------------
           Outstanding, at December 31, 1997    405,437                   $3.32
           =====================================================================

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Data summarizing year-end options
                                        exercisable and weighted average
                                        fair-value of options granted during the years ended December 31, 1996 and 1997 is shown below:

       Options exercisable


       Years ended December 31,                           1996              1997
       -------------------------------------------------------------------------
       Options exercisable at year end                 231,130           273,769
       Weighted average exercise price                   $3.38             $3.38
       Weighted average fair value of options granted    $1.70             $2.18
          during the year
       =========================================================================

                Options exercisable at December 31, 1997

                Range of Prices   Number Outstanding   Weighted-Average Exercise
                                                                 Price
                ----------------------------------------------------------------
                $3.00 to $4.31           273,769                $3.38
                ================================================================

                                        The following table summarizes
                                        information about stock options
                                        outstanding at December 31, 1997:

       Options outstanding at December 31, 1997

       Range of Prices     Number         Weighted-Average      Weighted-Average
                         Outstanding          Remaining         Exercise Price
                                          Contractual Life
       -------------------------------------------------------------------------
       $3.00 to $4.31       405,437           8.8 years               $3.32
       =========================================================================

                                        During the initial phase-in period of
                                        SFAS 123, the effects on the pro forma
                                        results are not likely to be
                                        representative of the effects on pro
                                        forma results in future years since
                                        options vest over several years and
                                        additional awards could be made each
                                        year.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


      10.INCOME TAXES                   No tax provision has been recognized due
                                        to losses incurred during the periods
                                        presented. At December 31, 1997, the
                                        Company has net operating loss
                                        carryforwards in the amount of
                                        approximately $7,700,000 which expire
                                        during the period 1999 to 2012. The
                                        Company had deferred tax assets of
                                        approximately $2,600,000 at December 31,
                                        1997, relating to the net operating loss carryforwards. The Company has recognized a valuation allowance for the entire deferred tax asset. The need for the valuation allowance is evaluated periodically by the Company.

      11.REVENUES                       Two customers accounted for 12% and 26%
                                        of revenues for the year ended December
                                        31, 1996. One customer accounted for
                                        10.3% of revenues for the year ended
                                        December 31, 1997. One customer
                                        accounted for 22% of accounts receivable as of December 31, 1996. Two customers accounted for 17.1% and 13.9% of accounts receivable at December 31,
                                        1997.

                                        For the year ended December 31, 1996,
                                        the Company had revenues from foreign
                                        customers of approximately $926,000 of
                                        which the Company had revenues from
                                        customers located in the Middle East and Australia of approximately $228,000 and $221,000, respectively. For the year ended December 31, 1997, the Company had revenues from foreign customers of approximately $1,846,000 of which the Company had revenues from customers located in the South America, the Far East and the United Kingdom of approximately $347,000, $234,000 and
                                        $225,000 respectively.

                                        On July 11, 1995, the Company, as part
                                        of the Integrated Shipboard Information
                                        Technology (ISIT) Consortium, entered
                                        into an agreement with the United States
                                        Department of Transportation, Maritime
                                        Administration (the "Government") to
                                        provide advanced software, state of the
                                        art hardware and standardized
                                        procedures, which together provide the
                                        ability to collect, process and store
                                        information electronically from
                                        shipboard sub-systems, and distribute
                                        that information throughout the ship and to the ship's land-based offices via seamless satellite communications. The total estimated cost to the consortium of this project as of December 31, 1997 is approximately $4,600,000. The Company's share of the project is approximately $2,640,000 of which the Government has funded approximately $977,000 of project costs.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        On July 8, 1996, the Company as part of
                                        the Ship Life Cycle Support
                                        Infrastructure ("SLCSI") entered into an agreement with the United States, ARPA/MARITECH, (the "Government") to enable our domestic shipbuilders to leverage advances in Information Technology by developing new business practices to provide owners and ship operators with comprehensive life cycle support services to increase the life of the ship, lower cost of ownership and increase safety of ship operations. The adjusted total estimated cost to the consortium of this project as of December 31, 1997 is approximately $1,681,000 over an eighteen month period. The Company's share of the project is approximately $687,000 of which the Government will fund approximately $394,000.

                                        For the years ended December 31, 1996
                                        and 1997, $912,076 and $150,258,
                                        respectively, has been recognized as
                                        contract revenues against these
                                        contracts based on the
                                        percentage-of-completion of the project
                                        measured by the cost-to-cost method
                                        which is based on the completion of
                                        certain milestones as defined in the
                                        Government agreements. As of December
                                        31, 1997, an additional $49,200 in
                                        contract revenue was generated by non
                                        government sources.

      12.PROFIT SHARING PLAN            The Company sponsors a 401(K) profit
                                        sharing plan which covers substantially
                                        all employees. Company contributions to
                                        the plan totaled $43,862 and $39,668 for the years ended December 31, 1996 and 1997, respectively.

      13.EARNINGS PER SHARE             Basic loss per share for each of the two
                                        years ended December 31, 1997 are
                                        calculated as follows:

                                 For the Year ended December 31, 1997
                         -------------------------------------------------------
                                Loss              Shares              Per Share
                             (Numerator)       (Denominator)            Amount
--------------------------------------------------------------------------------
Net loss                     $(3,302,150)
Less: Preferred dividends         (5,754)
Basic loss per share         $(3,307,904)          3,704,449              $(.89)
================================================================================

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        Options to purchase 183,218 shares of
                                        common stock at prices ranging from
                                        $2.35 to $4.31 per shares and warrants
                                        to purchase 2,055,219 shares of common
                                        stock at prices ranging from $3.38 to
                                        $8.26 were not included in the
                                        computation of diluted loss per share
                                        because the exercise prices were greater than the average market price of the common stock or are anti-dilutive due to the net loss. The options and warrants, which expire through September 2007, were still outstanding at the end of year 1997.

                                        Had the proceeds from the Company's
                                        initial public offering been applied to
                                        repay debt, and the conversion of
                                        redeemable preferred stock and debt to
                                        common stock occurred as of January 1,
                                        1997 rather than May 1, 1997, basic loss per share would have decreased to the pro forma amount indicated below:

                                          For the year ended December 31, 1997
                                   --------------------------------------------
Pro forma                             Loss              Shares        Per Share
                                   (Numerator)       (Denominator)      Amount
-------------------------------------------------------------------------------
Net loss                              $(3,302,150)
Less: preferred dividends                  (5,754)
Plus: interest on debt                     33,750
Basic loss per share                  $(3,274,154)     4,056,856        $(.81)
===============================================================================

                                         For the year ended December 31, 1996
                                    -------------------------------------------
                                        Loss          Shares        Per Share
                                    (Numerator)    (Denominator)      Amount
            -------------------------------------------------------------------
            Net loss                 $(1,842,314)
            Basic loss per share     $(1,842,314)      2,354,343          $(.78)
            ===================================================================

                                        Options to purchase 46,218 shares of
                                        common stock at price of $3.38 per
                                        share, warrants to purchase 222,219
                                        shares of common stock at prices of
                                        $3.38 and convertible securities with
                                        conversion features to 377,777 shares of common stock at prices ranging from $2.50 to $2.70 were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common stock or are anti-dilutive due to the net loss. The options, warrants and convertible securities, which expire through March 2006, were still outstanding at the end of year 1996.

                                                               MARINE MANAGEMENT
                                                                   SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      14.STATEMENTS OF CASH FLOWS -     Supplemental disclosure of cash flow
         SUPPLEMENTAL DISCLOSURES       information:

Years ended December 31,                                    1996       1997
---------------------------------------------------------------------------
Cash paid for interest                                  $185,483   $202,000
Supplemental disclosure of non-cash investing and
   financing activities:
Conversion of debt to common stock                       382,500    250,000
Conversion of debt to preferred stock                    236,924          -
Conversion of preferred stock to common stock                  -    750,000
Return of common stock for loans receivable - officers         -    388,837
Adjustment from revaluation of convertible debt          250,000          -
Increase in capital lease obligations                     97,477          -
===========================================================================

      15.SUBSEQUENT EVENTS              On April 9, 1998, the Company received
                                        $700,000 in a bridge loan from an
                                        individual investor, in the form of a
                                        bridge note which is convertible into
                                        shares of common stock at $1.00 per
                                        share. The bridge note bears interest at 10% and is due September 30, 1998.

                                        The investor intends to replace the
                                        bridge note by the purchase of a
                                        $2,000,000 Senior Convertible Note,
                                        convertible into common stock of the
                                        Company at $1.00 per share on or before
                                        September 30, 1998.

                                        Upon the issuance of the convertible
                                        bridge note and the Senior Convertible
                                        Note, the Company may recognize
                                        additional interest expense to the
                                        extent, if any, the market value of the
                                        Company's common stock exceeds the
                                        stated $1.00 conversion price.

                                        The Senior Convertible Note will bear
                                        interest at 10% and have a maturity of
                                        five years from the date of issuance.
                                        The senior convertible notes are subject to the approval of stockholders.

                                INDEX TO EXHIBITS

NUMBER        NAME

(a) Following is a list of exhibits filed with this Form 10-KSB

3.01(a)       Amended and Restated Certificate of Incorporation (1)

3.01(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation (1)

3.02          By-laws (1)

4.01 Specimen Certificate representing shares of Common Stock, par value $.002 per share.(1)

4.02          Specimen Certificate representing the Public Warrants.(1)

4.03 Form of Public Warrant Agreement among the Registrant, Whale Securities co., L.P. as Underwriter and American Stock Transfer & Trust Company as Warrant Agent. (1)

4.04 Form of Underwriter's Warrant Agreement, including form of warrant certificate. (1)

4.05 $650,000 Commercial Revolving Note from Registrant to People's Bank Dated November 5, 1997.(2)

4.06 $85,506 Commercial Note from Registrant to People's Bank Dated December 22, 1997 (2).

10.01(a) Form of Purchase Warrant for Purchase of Common Stock, par value $.001 per share.(1)

10.01(b)      Schedule of Warrant holders. (1)

10.02 $300,000 Subordinated Note from the Registrant to Eugene D. Story, dated July 1, 1994.(1)

10.03 $200,000 Subordinated Note from the Registrant to Robert D. Ohmes, dated July 1, 1994(1)

10.04 $29,000 Subordinated Note from the Registrant to Eugene D. Story, dated December 2, 1996.(1)

10.05 $10,000 Subordinated Note from the Registrant to Robert D. Ohmes, dated December 2, 1996.(1)

10.06 $15,000 Subordinated Note from the Registrant to Mark E. Story, dated December 2, 1996.(1)

10.07 $90,000 Subordinated Note from the Registrant to Scott R. Ohmes, dated December 2, 1996.(1)

10.08 $22,000 Subordinated Note from the Registrant to Donald F. Logan, Jr., dated December 2, 1996.(1)

10.09         Key Employee Agreement between the Registrant and Eugene D.
              Story(1)

10.10         Key Employee Agreement between the Registrant and Robert D. Ohmes.
              (1)

10.11 Form of Key Employee Agreement between the Registrant and each of Michael P. Barney and Donald F. Logan (1).

10.12 Marine Management Systems, Inc. 1996 Key Employees' Stock Option Plan as amended May 20,1997. (2)

10.13(a) Agreement of Lease between Seaboard Stamford Investor Associates, LLC and the Registrant, dated October 31, 1995 with respect to Premises located at 470 West Avenue, Stamford, Connecticut 06902.
              (1)

10.13(b)      Letter Amendment to Agreement of Lease, dated September 21,
              1995.(1)

10.13(c)      Letter Amendment to Agreement of Lease.(1)

10.14(a) United States of America, Department of Transportation Maritime Administration Notification of Assistance Approval (Cooperative Agreement), Project Number: DTMA91-95-H-0069, Title: Integrated Shipboard Information Technology (ISIT) Platform, Effective Date July 12, 1995.(1)

10.14(b) Modification 0001 to Project Number DTMA91-95-H-00069, dated September 29, 1995. (1)

10.14(c) Modification 0002 to Project Number DTMA91-95-H-00069, dated March 25, 1996. (1)

10.14(d) Modification 0003 to Project Number DTMA91-95-H-00069, dated July 10, 1996. (1)

10.14(e) Modification 0004 to Project Number DTMA91-95-H-00069, dated August 9, 1996. (1)

10.14(f) Modification 0005 to Project Number DTMA91-95-H-00069, dated January 14, 1997. (1)

10.14(g) Modification 0006 to Project Number DTMA91-95-H-00069, dated October 21, 1997. (2)

10.15 Federal Technology Partnership Assistance Agreement between the Registrant and Connecticut Innovations, Incorporated, dated July 31, 1995. (1)

10.16 Marketing and Distribution Agreement between the Registrant and Sperry Marine Inc., dated December 12, 1996.(1)

10.17 Warrant for the Purchase of Common Stock, par value $.002 per share, issued to Sperry Marine Inc., dated December 12, 1996.(1)

10.18(a) Form of Registration Rights Agreement between the Registrant and the Holder, dated as of January 29, 1997.(1)

10.18(b)      Schedule of Holders.(1)

10.19         Consulting Agreement between the Registrant and Whale Securities
              Co.,L.P.(1)

10.20         Key Employee Agreement between the Registrant and Arie Slot. (2)

27.01         Financial Data Schedule (2)

27.02         Financial Data Schedule - Restatements (2)

(1) Incorporated by reference to Registration Statement on Form SB-2, Registration No. 333-21043 .

(2) Filed herewith.