Form 10QSB
period 1998-03-31
MARINE MANAGEMENT SYSTEMS INC
filed 1998-05-15
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 1998

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

Yes   x    No  ___

Number of Shares of Issuer's Common Stock, $.002 par value outstanding as of March 31, 1998 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes  __  No   x

                         MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                      Page No.
Item 1.  Financial Statements  (unaudited, except as noted)

         Balance Sheets, March 31, 1998  and December 31, 1997 (audited)                   3

         Statements of Operations, Three Months Ending  March 31, 1998                     4

         Statement of Cash Flows,  Three Months Ending   March 31, 1998                    5

         Notes to Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis or Plan of Operation                        11


PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K                                                15
Signatures                                                                                16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                               (UNAUDITED)
                                                                                                 3/31/98                12/31/97
                                                                                                 -------                --------
Assets
Current:
  Cash                                                                                         $     35,969           $     19,150
  Accounts receivable                                                                             1,093,363              1,400,020
  Inventories                                                                                        16,935                  9,044
  Prepaid expenses and other                                                                         48,892                 22,297
                                                                                               ------------           ------------

     Total current assets                                                                         1,195,159              1,450,511

Cash - restricted                                                                                   650,000                650,000
Property and Equipment, net of accumulated depreciation of $284,740 and $267,268                    164,058                181,530
Computer software costs, net of accumulated amortization of $1,967,931 and $1,803,595             2,652,803              2,767,139
                                                                                               ------------           ------------

  Total Assets                                                                                 $  4,662,020           $  5,049,180
                                                                                               ============           ============


Liabilities and Stockholders' equity
Current:
  Short-term borrowings                                                                        $     75,506           $     85,504
  Accounts payable and accrued expenses                                                             857,205                749,072
  Subordinated debt - related parties                                                               166,000                166,000
  Billings in excess of costs on uncompleted contracts                                               80,993                149,960
  Deferred revenue                                                                                  298,029                341,824
  Customer deposits                                                                                  52,147                 65,749
  Current portion of long-term debt and capital lease obligations                                    37,300                 37,300
                                                                                               ------------           ------------

     Total current liabilities                                                                    1,567,180              1,595,409

Long-term debt and capital lease obligations, less current portion                                  653,553                663,110
Subordinated debt - related parties                                                                 500,000                500,000
                                                                                               ------------           ------------

     Total liabilities                                                                            2,720,733              2,758,519

Commitments and contingencies
Stockholders' equity:
  Common stock, $.002 par value, 9,000,000 shares authorized, 4,421,120 issued and
     outstanding                                                                                      8,842                  8,842
  Additional paid-in capital                                                                     11,540,352             11,540,352
  Accumulated deficit                                                                            (9,607,907)            (9,258,533)
                                                                                               ------------           ------------
     Total stockholders' equity                                                                   1,941,287              2,290,661

  Total Liabilities and Stockholders' Equity                                                   $  4,662,020           $  5,049,180
                                                                                               ============           ============

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
              STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING
                        MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)



                                                Three months ended March 31,
                                                 1998                   1997
                                                 ----                   ----
Revenues:
  Marine Sales - Software                     $   451,326           $   288,968
  Marine Sales - Hardware                          50,324                87,612
  Marine Sales - Service                          224,181               233,575
  Hardware Sales - Non Marine                     129,965                62,127
  Contract Sales                                  101,668                78,732
                                              -----------           -----------
                                                  957,464               751,014

Cost of Revenues:
  Software and Services                           275,412               196,723
  Software amortization                           164,336                75,000
  Hardware                                         86,956               100,873
  Contract                                        101,668                78,732
                                              -----------           -----------
                                                  628,372               451,328


     Gross profit                                 329,092               299,686

Operating expenses:
  Research and development                         95,151                76,606
  Selling and administrative                      544,548               667,104
  Depreciation and amortization                    17,473                20,528
                                              -----------           -----------
                                                  657,172               764,238

Loss from operations                             (328,080)             (464,552)

Other income (expense):
  Interest expense - net                          (21,294)              (63,302)
                                              -----------           -----------



                                              -----------           -----------
Net loss                                      $  (349,374)          $  (527,854)
                                              ===========           ===========


Basic and diluted loss per share              $     (0.08)          $     (0.20)

Average number of shares outstanding            4,421,120             2,623,343

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                                           Three months ended March 31,
                                                                             1998                1997
                                                                             ----                ----
Cash flows from operating activities:
Net (loss)                                                                $(349,374)          $(527,854)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                         181,808              95,526
  Accounts receivable
      Accounts receivable                                                   306,657               7,133
      Inventories                                                            (7,891)              9,269
      Prepaid expenses and other                                            (26,595)            (29,609)
      Accounts payable and accrued expenses                                 108,133             618,668
      Billings in excess, deferred revenue and customer deposits           (126,364)              4,504
                                                                          ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    86,374             177,637

Cash flows from investing activities:
      Capitalized computer software costs                                   (50,000)           (342,331)
      Acquisitions of property and equipment                                     --              (5,131)
                                                                          ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                       (50,000)           (347,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of short-term borrowings - net                              (9,998)                 --
      Payments of long-term debt and capital lease obligations               (9,557)            (26,386)
      Deferred registration costs                                                --            (190,623)
      Proceeds from subordinated short-term loans                                --             350,000
                                                                          ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (19,555)            132,991
                                                                          ---------           ---------

NET INCREASE (DECREASE) IN CASH                                              16,819             (36,834)

CASH, BEGINNING OF PERIOD                                                    19,150              58,117
                                                                          ---------           ---------

CASH, END OF PERIOD                                                       $  35,969           $  21,283
                                                                          =========           =========

Suplemental Disclosures of Cash Flow Information:
Cash paid For:
    Interest                                                              $  30,374           $  11,400
Supplemental disclosure of non-cash investing and
     financing activity:
     Discount of subordinated short term loan                             $      --           $ 146,000

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


NOTE 2.  BASIS OF PRESENTATION:

(a) The accompanying unaudited financial statements, which are for interim periods, except the December 31, 1997 balance sheet, do not include all information contained in the Company's audited financial statements and the footnotes thereto for the year ended December 31,1997 (the "Financial Statements"). The December 31, 1997 balance sheet was derived from the audited Financial Statements. Certain information and footnote disclosures included in the Financial Statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying unaudited financial statements were prepared on a basis consistent with the Financial Statements.

(b) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

( c ) Summary of Significant Accounting Policies

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

Software revenues are revenues which are derived from the sale of software to the marine industry customers. Services revenue are revenues derived from software support, extended warranty contracts, and consulting services. Software and services revenues are recognized in the period when the products are delivered or the services are rendered. Revenues from the sales of extended warranty contracts are deferred and recognized on a straight-line basis over the term of the contract.

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

Loss Per Share of Common Stock

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which replaces the presentation of primary earnings per share ("EPS"), with basic EPS. It also requires dual presentation of basic and diluted EPS. The Company adopted SFAS 128 as of January 1, 1997. Loss per common share is computed on the weighted average number of shares, less treasury stock. If dilutive, common equivalent shares (common shares assuming exercise of options and warrants) utilizing the treasury stock method are considered in presenting diluted earnings per share.

Recent Accounting Standards

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be recognized under current accounting standards as components of comprehensive income and reported in a financial statement that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" establishes standards for the way the public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No 131 defined operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

Both SFAS Nos. 130 and 131, which the Company adapted January 1, 1998, require comparative information for earlier years to be restated. The adoption of SFAS No. 130 and 131 did not have an effect on the Company's financial statements or disclosures.

Statement of Position 97-2 "Software Revenue Recognition", which supersedes Statement of Position 91-1 "Software Revenue Recognition" provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adapted Statement of Position 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.


NOTE 3.   INITIAL PUBLIC OFFERING

The Company completed an initial public offering underwritten by Whale Securities Co., L. P. on May 1, 1997 of 1,440,000 shares of Common Stock of the Company at a price of $5.00 per share and 1,656,000 warrants at a price of $.10 per warrant. Each warrant will be exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. The IPO raised $5,476,294 net of commissions, fees, registration and other associated costs.

NOTE 4.  SUBSEQUENT EVENTS

On April 9, 1998, the Company received $700,000 in a bridge loan from an investor, in the form of a bridge note which is convertible into shares of common stock at $1.00 per share. The bridge note bears interest at 10% and is due September 30, 1998.

The investor intends to replace the bridge note by the purchase of a $2,000,000 senior convertible note, convertible into common stock of the Company at $1.00 per share on or before September 30, 1998.

Upon the issuance of the convertible bridge note and the senior convertible note, the Company may recognize additional interest expense to the extent, if any, the market value of the Company's common stock exceeds the stated $1.00 per share conversion price.

The Senior Convertible Note will bear interest at 10% and have a maturity of five years from the date of issuance. The issuance of senior convertible notes is subject to the approval of stockholders.

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

Overview

         The Company has significantly reduced its expenditures on development as modules of the Windows-based version of Fleet Manager Enterprise Series of products were completed in 1997, and are now being marketed. Development of product enhancements continues, however, but at a lower rate. While the Company expects significant growth in revenues from the marketing of these products, there can be no assurance that the Windows-based products will achieve market acceptance or that any introduction of Windows-based products by the Company's competitors will not exert downward price pressure on the Company's Fleet Manager Enterprise Series of products.

         Starting in mid-1995, the Company began the development of the Integrated Shipboard Information Technology (ISIT) platform for the maritime industry. This platform is designed to permit the integration of a myriad of ship equipment and informational systems under a common protocol, including proposed ISIT-compliant versions of the Company's Fleet Manager Enterprise Series products currently under development, and to provide a standard interface to shore-based systems. When completed, the ISIT platform is intended to provide users with a common communication path for all of their ISIT-compliant software applications, enabling them to use most satellite services and a variety of telephone networks and services, including the Internet. ISIT is also intended to provide a means for collecting and storing a ship's operating data (for instance the data found in the various control systems on the ship's bridge and engine room which operate with their own proprietary protocols) in a common database and format.

         The Company completed the initial development and began testing of the ISIT platform in the second quarter of 1997. It is postponing the initial marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Enterprise Series products until the end of 1998, electing to initially work with selected companies to build specific interfaces to ISIT. The Company believes this will lead to a stronger product and the ability as part of its marketing strategy to provide demonstrations of successful commercial applications of ISIT. While the Company believes the ISIT platform and ISIT compliant versions of its Fleet Manager Enterprise Series will result in significant growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Enterprise Series or other products will be completed and ready for market in early 1999, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. While the ISIT development project is expected to be completed by the end of the second quarter 1999, a related, partially U.S. Government funded project, Ship Life Cycle Support Infrastructure (SLCSI) is expected to continue beyond that time. The purpose of this project is to develop new business practices aboard ship to provide ship owners and ship operators with comprehensive life cycle support services to increase the economic life and operational safety of the ship. The ISIT communications interface and the American Bureau of Shipping (ABS) ship data record will be tested within this project. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Enterprise Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including timely and efficient implementation of the manufacturing process; effective sales, marketing and customer services; and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

         The Company anticipates that the investment in development and research resources and expansion of sales and marketing efforts will result in improvement in the Company's performance in 1998 and beyond. However, management cautions that the Company's future level of sales and potential profitability will depend on many factors, including an increased demand for the Company's existing products, the ability of the Company to develop and sell new products and product versions to meet customers' needs, the ability of management to control costs and successfully implement the Company's strategy, and the ability of the Company to develop and deliver products in a timely manner.

         In the fourth quarter of 1997, management implemented a cost reduction program which cut the Company's expenditures to levels where it believes it can reach break-even at significantly more modest revenues. The Company will continue to monitor expenses to keep them in line with actual sales.

Results Of Operations

Three Months Ending March 31, 1998 Compared to Three Months Ending March 31,
1997.

         Revenues. Revenues for the first quarter of 1998 of $957,464 were $206,452 higher than the same period in 1997 representing a 27.5% increase. This increase was due primarily to a significant increase in software sales, coupled with an increase in non-marine hardware sales and contract revenues, more than offsetting a modest decline in marine service revenues and a decline in marine hardware sales .

         The Company's software revenues of $451,326 for the first quarter of 1998, increased $162,358, or 56.2% from $288,968 for the comparable period in 1997, primarily reflecting increased sales of the Fleet Manager Enterprise Series. Total hardware revenues of $180,289 ($50,324 for marine and $129,965 for non marine hardware revenues) for the first quarter of 1998 increased $30,550, or 20.4%, from $149,739 ($87,612 for marine and $62,127 for non-marine hardware revenues) for the first quarter of 1997. Increases in non-marine hardware revenues reflect an increase in hardware warranty revenues as well as an increase in hardware sales to one non-marine customer. Decreases in marine hardware revenues reflect a reduced percentage of software purchasers that purchased hardware with their software in this period. Contract revenues of $101,668 for the first quarter of 1998 increased 29.1% from $78,732 for the comparable period in 1997 reflecting the startup of the U.S. Government partial funding of the Ship Life Cycle Support Infrastructure (SLCSI) project.

         Cost of Revenues. Costs of revenues increased 39.2% to $628,372 in the first quarter of 1998 from $451,328 in the first quarter of 1997, primarily due to higher sales during this period coupled with increased software amortization. Also, higher contract sales, which are reimbursed by the government at the Company's cost, adversely impacted the cost of revenues for the first quarter of 1998 compared to the first quarter of 1997.

         Gross profit and margins. The Company generated gross profits in the first quarter of 1998 of $329,092, a 9.8% increase over last year's first quarter gross profit of $299,686. This was due primarily to higher sales. Gross margins decreased in the first quarter of 1998 to 34.4% from 39.9% in the first quarter of 1997 reflecting the significant increase (119.1%) in software amortization to $164,336 for the first quarter of 1998 as compared to $75,000 for first quarter 1997. The increase in amortization reflects the completion of the Windows-based version of MMS products in late 1997 and the related amortization of the Fleet Manager Enterprise Series capitalized software. Higher contract costs, as discussed above, also negatively impacted the gross margins for the first quarter of 1998 compared to the first quarter of 1997.

         Operating expenses. Operating expenses for the first quarter of 1998 decreased $107,066, or 14.0%, to $657,172 from $764,238 in the same period in 1997 reflecting primarily the decrease in selling and administration expenses of $122,556 from 1997 to 1998. This decrease represents the results of cost containment efforts implemented in the fourth quarter of 1997.

         Other income (expense). Net interest expenses of $21,294 for the first quarter of 1998 reflect a decrease of $42,008, or 66.4%, from interest expenses in the first quarter of 1997 of $63,302. Increased borrowings during the first quarter of 1997 compared to the same period in 1998, accomplished through short term notes which were paid down out of the proceeds of the Company's initial public offering in May 1997, account for this difference.

         Net Loss. As a result of the foregoing, the Company's first quarter net loss decreased to $349,374 in 1998 from $527,854 in 1997, a 33.8% improvement. EBITDA, or net earnings (loss) before interest, taxes depreciation and amortization was a loss of $146,273 for the first quarter of 1998 compared with a loss of $396,023 for the first quarter of 1997, representing a 63.1% improvement. The substantial improvement in EBITDA reflects higher sales and lower expenses, as explained above. Included in the net loss is higher software amortization expenses coinciding with the launch of the Company's Windows-based Fleet Manager Enterprise Series, which must be deducted from the net loss to arrive at EBITDA. The EBITDA loss calculation is summarized as follows:

                                              1st Quarter        1st Quarter
                                                 1998                1997
                                                 ----                ----
          Net Loss                            ($349,374)          ($527,856)
               Depreciation                      17,471              20,528
               Software Amortization            164,336              75,000
               Interest                          21,294              63,302
                                              ---------           ---------

          EBITDA                              ($146,273)          ($396,026)


Liquidity And Capital Resources

         At March 31, 1998 the Company had cash of $35,969 compared to March 31, 1997 cash levels of $21,283. Negative working capital at the end of the first quarter of 1998 of $372,021 compared to the negative working capital level at the end of the first quarter 1997 of $2,707,653, primarily due to the impact of the completion of the Company's initial public offering in May 1997. The Company used the $5,476,294 of net proceeds from its initial public offering to pay down the Company's debt and accounts payable, pay current expenses, and to invest in continued software development of its Fleet Manager Enterprise Series of Windows-based software and the development of the ISIT platform technology. The Company's cash requirements to cover developmental and organizational costs required to establish new products has been reduced significantly as new products were completed.

         Net cash provided from operating activities in the first quarter of 1998 of $86,374 compared to net cash provided from operating activities of $177,637 for the same period in 1997. The net cash provided from operating activities in 1998 were primarily generated by accounts receivable collections and from an increase in accounts payable, somewhat offset by reduced billings in excess of costs and reduced customer deposits.

         Net cash used in investing activities in the first quarter of 1998 of $50,000 compared to net cash used in investing activities of $347,462 in the first quarter of 1997. The net cash used in investing activities in both 1997 and 1998 was used in the development of new product software which was capitalized. The Company's cash requirements to fund developmental expenses from year to year incurred in connection with the establishment of new products have decreased as the Windows-based Fleet Manager Enterprise Series was completed.

         Net cash used in financing activities of $19,555 in the first quarter of 1998 compared to net cash provided by financing activities of $132,991 in the same period in 1997. Ordinary repayments of short term loans and lease obligations caused the net cash used in financing activities in 1998. In 1997, short term loans which were received as bridge loans to the Company prior to the initial public offering, provided the financing funds in the first quarter.

         On April 9, 1998, the Company borrowed $700,000 as a bridge loan from an investor, in the form of a bridge note, which is convertible into shares of common Stock at $1.00 per share, subject to adjustments under certain circumstances. This bridge note bears interest at 10% and is due September 30, 1998. The Company and the investor have entered into an agreement to replace the bridge note by the investor's purchase of a $2,000,000 Senior Convertible Note, convertible into Common Stock of the Company at $1.00 per share, subject to adjustment under certain circumstances, on or before September 31, 1998. The senior convertible note will bear interest at 10% and have a maturity of five years from the date of issuance. The issuance of the senior convertible note is subject to the approval of stockholders and the satisfaction of other conditions. Although Management believes that a majority of stockholders will approve the issuance of the senior convertible note, there can be no assurance that this transaction will be completed. Upon issuance of the bridge note and the senior convertible note, the Company may recognize additional interest expense to the extent, if any, the market value of the Company's Common Stock exceeds the conversion price of such notes.

         The Company believes that the $700,000 bridge loan will be sufficient to meet the Company's cash requirements during the period of the bridge loan. Furthermore, if the issuance of the $2,000,000 senior convertible note is consummated, the Company believes that the additional proceeds will be sufficient to meet the Company's cash requirements and commitments through April, 1999. In the event the additional financing is not consummated, or if the Company's plans change or prove to be inaccurate, the Company will be required to seek additional financing. There can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.  The following exhibits are filed herewith:

         11. Statement re: Computation of Per Share Earnings

         27. Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed in the quarter ended March 31, 1998.

                         MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARINE MANAGEMENT SYSTEMS, INC
                                  (Registrant)


Dated: May 14, 1998                      By:  /s/ Michael P. Barney
                                              ---------------------
                                         Michael P. Barney
                                         President and Chief Executive Officer


Dated: May 14, 1998                      By: /s/ Robert D. Ohmes
                                             -------------------
                                         Robert D. Ohmes
                                         Executive Vice President and
                                         Chief Financial Officer