Form 10QSB
period 1998-06-30
MARINE MANAGEMENT SYSTEMS INC
filed 1998-08-14
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1998

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

Yes   x    No  ___

Number of Shares of Issuer's Common Stock, $.002 par value outstanding as of June 30, 1998 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes  __  No   x

                         MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements  (unaudited, except as noted)

         Balance Sheets, June 30, 1998 and December 31, 1997 (audited)   3

         Statements of Operations, Six Months and Three Months
               Ending June 30, 1998                                      4

         Statement of Cash Flows,  Six Months Ending June 30, 1998       5

         Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis or Plan of Operation      9


PART II - OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                   16

Item 5.      Other Information                                           16

Item 6.      Exhibits and Reports on Form 8-K                            18

Signatures                                                               19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                           (UNAUDITED)
                                                                                             6/30/98             12/31/97
                                                                                            ------------        ------------
Assets
Current:
  Cash                                                                                      $     61,286        $     19,150
  Accounts receivable                                                                            906,233           1,400,020
  Inventories                                                                                     15,311               9,044
  Deferred costs of Senior Debt                                                                   95,865                --
  Prepaid expenses and other                                                                     112,589              22,297
                                                                                            ------------        ------------

     Total current assets                                                                      1,191,284           1,450,511

Cash - restricted                                                                                   --               650,000
Deposits                                                                                          25,000                --
Property and Equipment, net of accumulated depreciation of $302,393 and $267,268                 148,206             181,530
Computer software costs, net of accumulated amortization of $2,132,268 and $1,803,595          2,488,466           2,767,139
                                                                                            ------------        ------------

  Total Assets                                                                              $  3,852,957        $  5,049,180
                                                                                            ============        ============


Liabilities and Stockholders' equity
Current:
  Short-term borrowings                                                                     $    745,505        $     85,504
  Accounts payable and accrued expenses                                                        1,017,375             749,072
  Subordinated debt - related parties                                                            166,000             166,000
  Billings in excess of costs on uncompleted contracts                                            80,993             149,960
  Deferred revenue                                                                               223,435             341,824
  Customer deposits                                                                               20,897              65,749
  Current portion of long-term debt and capital lease obligations                                 35,612              37,300
                                                                                            ------------        ------------

     Total current liabilities                                                                 2,289,817           1,595,409

Long-term debt and capital lease obligations, less current portion                                18,344             663,110
Subordinated debt - related parties                                                              500,000             500,000
                                                                                            ------------        ------------

     Total liabilities                                                                         2,808,161           2,758,519

Commitments and contingencies
Stockholders' equity:
  Common stock, $.002 par value, 9,000,000 shares authorized, 4,421,120 issued and
     outstanding                                                                                   8,842               8,842
  Additional paid-in capital                                                                  11,540,352          11,540,352
  Accumulated deficit                                                                        (10,504,398)         (9,258,533)
                                                                                            ------------        ------------
     Total stockholders' equity                                                                1,044,796           2,290,661

  Total Liabilities and Stockholders' Equity                                                $  3,852,957        $  5,049,180
                                                                                            ============        ============




                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Six Months Ended June 30,               Three Months Ended June 30,

                                             1998              1997               1998                 1997
                                         -----------        -----------        -----------        -----------
Revenues
  Marine Sales - Software                $   527,794        $   771,057        $    76,468        $   482,089
  Marine Sales - Hardware                    108,615            290,983             58,291            203,371
  Marine Sales - Services                    566,159            418,543            341,998            184,968
  Hardware Sales - Non Marine                282,727            201,750            152,762            139,623
  Contract                                   101,668            179,458               --              100,726
                                         -----------        -----------        -----------        -----------
                                           1,586,963          1,861,791            629,519          1,110,777

Cost of Revenues:
  Software and Services                      525,649            466,994            250,237            270,271
  Software amortization                      328,673            150,000            164,337             75,000
  Hardware                                   163,754            326,684             76,798            225,811
  Contract                                   101,668            150,418               --               71,686
                                         -----------        -----------        -----------        -----------
                                           1,119,744          1,094,096            491,372            642,768


     Gross profit                            467,219            767,695            138,147            468,009

Operating expenses:
  Research and development                   108,540             92,040             13,389             15,434
  Selling and administrative               1,510,534          1,708,628            965,986          1,041,524
  Depreciation and amortization               35,125             46,657             17,652             26,131
                                         -----------        -----------        -----------        -----------
                                           1,654,199          1,847,325            997,027          1,083,089

Loss from operations                      (1,186,980)        (1,079,630)          (858,880)          (615,080)

Other income (expense):
  Interest expense - net                     (58,885)          (369,714)           (37,591)          (306,412)



                                         -----------        -----------        -----------        -----------
Net loss                                 $(1,245,865)       ($1,449,344)       ($  896,471)       ($  921,492)
                                         ===========        ===========        ===========        ===========


Net Loss per common share - Basic        $     (0.28)       $     (0.46)       $     (0.20)       $     (0.25)

Weighted average number of common
     shares outstanding                    4,421,120          3,196,680          4,421,120          3,770,016




                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                INCREASE IN CASH
                                   (UNAUDITED)

                                                                       Six months ended June 30,
                                                                     ------------------------------

                                                                        1998                1997
                                                                     -----------        -----------
Cash flows from operating activities:
Net (loss)                                                           $(1,245,865)       $(1,449,344)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                      363,800            196,657
  Changes in Assets and Liabilities:
      Accounts receivable                                                493,786           (325,741)
      Inventories                                                         (6,268)           (24,914)
      Prepaid expenses and other                                         (90,292)           (29,515)
      Accounts payable and accrued expenses                              266,615           (882,894)
      Deposits                                                           (25,000)
      Billings in excess, deferred revenue and
             customer deposits                                          (232,208)           (97,334)
                                                                     -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                                   (475,432)        (2,613,085)

Cash flows from investing activities:
      Capitalized computer software costs                                (50,000)          (812,638)
      Acquisitions of property and equipment                              (1,801)           (49,948)
                                                                     -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (51,801)          (862,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of short-term borrowings - net                          660,000               --
      Payments of long-term debt and capital lease obligations             5,234           (294,900)
      Deferred Senior Note Costs                                         (95,865)              --
      Net proceeds from 1997 IPO                                            --            5,908,430
                                                                     -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                569,369          5,613,530
                                                                     -----------        -----------

NET INCREASE IN CASH                                                      42,136          2,137,859

CASH, BEGINNING OF PERIOD                                                 19,150             58,117
                                                                     -----------        -----------

CASH, END OF PERIOD                                                  $    61,286        $ 2,195,976
                                                                     ===========        ===========

Supplemental disclosures of cash flow information:
Cash paid For:
    Interest                                                         $    38,903        $   148,762
Supplemental disclosures of non-cash investing and
     financing activity:
     Discount of subordinated short term loan                                               146,000
     Conversion of debt for equity                                                        1,000,000




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


NOTE 2.  BASIS OF PRESENTATION:

(a) The accompanying unaudited financial statements, which are for interim periods, except the December 31, 1997 balance sheet, do not include all information contained in the Company's audited financial statements and the footnotes thereto for the year ended December 31, 1997 (the "Financial Statements"). The December 31, 1997 balance sheet was derived from the audited Financial Statements. Certain information and footnote disclosures included in the Financial Statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The accompanying unaudited financial statements were prepared on a basis consistent with the Financial Statements.

(b) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(c) Summary of Significant Accounting Policies

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

Revenue and Cost Recognition

Hardware revenues are derived from the sale of hardware to non-marine and marine industry customers.

Software revenues are derived from the sale of software to marine industry customers. Service revenues are derived from software support, extended warranty contracts, and consulting services. Software and services revenues are recognized in the period when the products are delivered or the services are rendered. Revenues from the sales of extended warranty contracts are deferred and recognized on a straight-line basis over the term of the contract.

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

Both SFAS Nos. 130 and 131, which the Company adopted January 1, 1998, require comparative information for earlier years to be restated. The adoption of SFAS No. 130 and 131 did not have an effect on the Company's financial statements or disclosures.

Statement of Position 97-2 "Software Revenue Recognition", which supersedes Statement of Position 91-1 "Software Revenue Recognition" provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The Company adopted Statement of Position 97-2 effective January 1, 1998. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.


NOTE 3.   INITIAL PUBLIC OFFERING

The Company completed an initial public offering underwritten by Whale Securities Co., L. P. on May 1, 1997 of 1,440,000 shares of Common Stock of the Company at a price of $5.00 per share and 1,656,000 warrants at a price of $.10 per warrant. Each warrant is exercisable effective May 1, 1998, to purchase one share of Common Stock at $5.50 per share. The IPO raised $5,476,294 net of commissions, fees, registration and other associated costs.

NOTE 4.  BRIDGE LOAN

On April 9, 1998, the Company received $700,000 in a bridge loan from an investor, in the form of a bridge note which was convertible into shares of common stock at $1.00 per share. The bridge note bears interest at 10% and is due September 30, 1998. The Company repaid the bridge note on July 10, 1998 out of proceeds received from the sale of $2,000,000 aggregate principal amount of Senior Convertible Notes (the "Senior Convertible Notes"). (See Note 5. Subsequent Events.)


NOTE 5.  SUBSEQUENT EVENTS

On July 10, 1998, the Company closed on the sale of the Senior Convertible Notes which are convertible into common stock of the Company at $1.00 per share, subject to adjustments under certain conditions. The Senior Convertible Notes bear interest at 10% and are due and payable on March 31, 2003.


Item 2.  Management's Discussion And Analysis Or Plan Of Operation

         This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report, which are not historical facts, are forward-looking statements. Such forward-looking statements, including those concerning the Company's expectations for liquidity, demand and sales of new and existing products, industry and market segment growth and market and technology opportunities, all involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes in the marine transportation industry, delays or problems in the development and commercialization of the Company's products, customer interest in and acceptance of the Company's current and new products and services, the impact of competitive products and services, technological changes affecting the Company's products and products under development and uncertainties associated with the Company's sales and marketing campaign and restructuring efforts.

Overview

         The revenues for the second quarter of 1998 were below management's expectations. Management believes that deferred decision making by potential customers has extended the time between first contact and final sale, as marine customers spend more time reviewing the cost benefit and payback potentials on spending for full IT solutions. There were several large contracts expected to close during the second quarter of 1998 which did not materialize. The Company is presently dependent on the close of one or two large sales each quarter. The Company is addressing this issue by seeking to increase its source of steady revenue, specifically in the area of consulting services and support. The Company believes that sales efforts invested to-date will show results in the next few quarters.

         There are, however, three bright spots. First, significant Consulting Service revenue increases were experienced which are the result of management's efforts to sell our services both to our new customers and our long time customer base. Also, although revenues are down for the second quarter and the first six months of 1998, expenses are also lower as a result of cost saving programs implemented in the fourth quarter of 1997 and first quarter of 1998, resulting in a second quarter and year-to-date net loss which is lower than the net loss experienced in the second quarter and year-to-date periods in 1997. Finally, these same cost cutting strategies have significantly reduced our cash outflow compared to a year ago. The Company will continue to monitor expenses to keep them in line with actual sales.

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

         The Company completed the initial development and began testing of the ISIT platform in the second quarter of 1997. It is postponing the initial marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Enterprise Series products until the end of 1998, electing to initially work with selected companies to build specific interfaces to ISIT. The Company believes this will lead to a stronger product and the ability as part of its marketing strategy to provide demonstrations of successful commercial applications of ISIT. While the Company believes the ISIT platform and ISIT compliant versions of its Fleet Manager Enterprise Series will result in a growth in revenues, there can be no assurance that the development of the ISIT platform or of ISIT-compliant versions of the Fleet Manager Enterprise Series or other products will be completed and ready for market in 1999, or that any product resulting from such development will adequately meet the requirements of the marketplace or achieve market acceptance. While the ISIT development project is expected to be completed by the end of the second quarter 1999, a related, partially U.S. Government funded project, Ship Life Cycle Support Infrastructure (SLCSI) is expected to continue beyond that time. The purpose of this project is to develop new business practices aboard ship to provide ship owners and ship operators with comprehensive life cycle support services to increase the economic life and operational safety of the ship. The success of the Company in developing, introducing, selling or supporting the ISIT platform, ISIT-compliant versions of the Fleet Manager Enterprise Series or additional ISIT platform-related products will depend on a variety of factors in addition to the timely and successful completion of product design and development, including timely and efficient implementation of the manufacturing process; effective sales, marketing and customer services; and the absence of performance problems or other difficulties that may require design modifications and related expenses and hinder market acceptance. If the market for the ISIT platform fails to develop, develops more slowly than anticipated or if ISIT-compliant products do not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

         The Company anticipates that the investment in development and research resources and expansion of sales and marketing efforts will result in improvement in the Company's performance in future periods. However, Management cautions that the Company's future level of sales and potential profitability will depend on many factors, including an increased demand for the Company's existing products, the ability of the Company to develop and sell new products and product versions to meet customers' needs, the ability of Management to control costs and successfully implement the Company's strategy, and the ability of the Company to develop and deliver products in a timely manner.

Results Of Operations

Three Months Ending June 30, 1998 Compared to Three Months Ending June 30, 1997.

         Revenues. Revenues for the three months ended June 30, 1998 of $629,519 were $481,258 lower than the same period in 1997 representing a 43.3% decrease. This decrease was due primarily to a significant reduction in marine software and hardware sales, partially offset with improved Consulting Services ("Services") revenue.

         The Company's software revenues of $76,468 for the second quarter of 1998 decreased $405,621, or 84.1%, from $482,089 for the comparable period in 1997, primarily reflecting decreased and delayed sales of the Fleet Manager Enterprise Series. Total hardware revenues of $211,053 ($58,291 for marine and $152,762 for non marine hardware revenues) for the second quarter of 1998 decreased $131,941, or 38.5%, from $342,994 ($145,080 decrease for marine offset by $13,139 increase for non-marine hardware revenues) for the second quarter of 1997. Lower marine hardware sales were a direct result of lower software revenues in the period, as marine hardware is most often bundled with software. Service revenues, however, jumped significantly to $341,998 for the second quarter of 1998 which was $157,030, or 84.9% over 1997 second quarter Service revenue levels of $184,968. This increase reflects the results of management's efforts to market consulting services coupled with strong upgrade and consulting demand from our current installed base. There were no Contract revenues for the second quarter of 1998 compared to $100,726 from the second quarter of 1997, as expected, as revenue generating milestones on the ISIT and ISIT related projects with the U. S. Government wind down.

         Cost of Revenues. Costs of revenues decreased 23.6% to $491,372 in the three months ended June 30, 1998 from $642,768 in the same period in 1997, primarily due to lower sales during this period, and to improved margins on hardware sales, offset by increased software amortization.

         Gross profit and margins. The Company generated gross profits in the second quarter of 1998 of $138,147, down 70.5% from the prior year's second quarter gross profit of $468,009. This was due primarily to lower sales in the period.

         Gross margins decreased in the second quarter of 1998 to 21.9% from 42.1% in the second quarter of 1997, reflecting, in part, the 119.1% increase in software amortization to $164,337 for the second quarter of 1998 from $75,000 for second quarter 1997, offset partially by improved margins on hardware compared to 1997. The increase in amortization reflects the completion of the Windows-based version of MMS products in late 1997 and the related amortization of the Fleet Manager Enterprise Series capitalized software.

         Operating expenses. Operating expenses for the second quarter of 1998 decreased $86,062, or 7.9%, to $997,027 from $1,083,089 in the same period in 1997 reflecting primarily the decrease in selling and administration expenses of $75,538 from 1997 to 1998. This decrease is the result of cost containment efforts implemented in the fourth quarter of 1997 and first quarter of 1998.

         Other income (expense). Net interest expenses of $37,591 for the second quarter of 1998 reflect a decrease of $268,821, or 87.7%, from interest expenses in the second quarter of 1997 of $306,412. Interest expense for the second quarter of 1997 reflect the cost of interest and a number of one time finance charges resulting from the bridge loan and retirement of warrants associated with the Company's initial public offering in May of 1997. Interest in the second quarter of 1998 are from a short term bank loan and the bridge note (See Note 4 of Notes to Financial Statements above).

         Net Loss. As a result of the foregoing, the Company's second quarter net loss decreased to $896,471 in 1998 from $921,492 in 1997, a 2.7%
improvement.


Six Months Ending June 30, 1998 Compared to Six Months Ending June 30, 1997.

         Revenues. Revenues for the six months ended June 30, 1998 of $1,586,963 were $274,828 lower than the same period in 1997 representing a 14.8% decrease. This decrease was due primarily to a significant reduction in marine software and hardware sales, partially offset with improved Services revenue.

         The Company's software revenues of $527,794 for the first six months of 1998 decreased $243,263, or 31.5% from $771,057 for the comparable period in 1997, primarily reflecting decreased and delayed sales of the Fleet Manager Enterprise Series. Total hardware revenues of $391,342 ($108,615 for marine and $282,727 for non-marine hardware revenues) for first half of 1998 decreased $101,391, or 20.5%, from $492,733 ($182,368 decrease for marine hardware revenues offset by $80,977 increase for non-marine hardware revenues) for the first six months of 1997. Lower marine hardware sales were a direct result of lower software revenues year-to-date, as marine hardware is most often bundled with software. Service revenues increased to $566,159 for the first half of 1998 which was $147,616, or 35.3%, over Service revenue levels for the first half of 1997 of $418,543. This increase reflects the results of management's efforts to market consulting services, particularly in the second quarter, coupled with strong upgrade and consulting demand from our current installed base. Contract revenues for the first six months of 1998 of $101,668 were down by $77,790, or 43.3%, compared to $179,458 from the comparable period in 1997, as government contract revenues from ISIT and ISIT related contracts wind down.

         Cost of Revenues. Costs of revenues increased 2.3% , or $25,648, to $1,119,744 for the six months ended June 30, 1998 from $1,094,096 in the same period in 1997. This increase was primarily due to increased software amortization expense and increased Services costs, partially offset by lower sales volume in the first six months of 1998 and improved margins on hardware sales.

         Gross profit and margins. The Company generated gross profits in the first half of 1998 of $467,219, down 39.1% from the prior year's first half gross profit of

$767,695. The reduced gross profit in the first half was mainly a consequence of reduced sales volume.

         Gross margins decreased in the first half of 1998 to 29.4% from 41.2% in the comparable period of 1997, reflecting, in part, the increase in software amortization of $178,673, or 119.1%, to $328,673, for the first half of 1998 as compared to $150,000 for same period in 1997. The increase in amortization reflects the completion of the Windows-based version of MMS products in late 1997 and the related amortization of the Fleet Manager Enterprise Series capitalized software.

         Operating expenses. Operating expenses for the first half of 1998 decreased $193,126, or 10.5%, to $1,654,199 from $1,847,325 in the same period in 1997 reflecting primarily the decrease in selling and administration expenses of $198,094 from 1997 to 1998. This decrease represents the results of cost containment efforts implemented in the fourth quarter of 1997 and first quarter of 1998.

         Other income (expense). Net interest expense of $58,885 for the first half of 1998 reflect a decrease of $310,829, or 84.1%, from interest expense in the second quarter of 1997 of $369,714. Interest expense for the first half of 1997 were impacted by one time costs including the cost of interest and a number of finance charges resulting from the bridge loan and retirement of warrants associated with the Company's initial public offering in May of 1997.

         Net Loss. As a result of the foregoing, the Company's first half net loss decreased to $1,245,865 in 1998 from $1,449,344 in 1997, a 14.0%
improvement.



Liquidity And Capital Resources

         At June 30, 1998 the Company had cash of $61,286 compared to June 30, 1997 cash levels of $2,195,976. Negative working capital at June 30, 1998 of $1,098,533 compares to the positive working capital at the end June, 1997 of $4,144,354, which reflected the proceeds from the completion of the Company's initial public offering in May 1997. The Company used the $5,476,294 of net proceeds from its initial public offering to pay down the Company's debt and accounts payable, pay current expenses, and to invest in continued software development of its Fleet Manager Enterprise Series of Windows-based software and the development of the ISIT platform technology. The Company's cash requirements to cover developmental and organizational costs required to establish new products has been reduced significantly as new products were completed.

         Net cash used in operating activities in the first half of 1998 of $475,432 compared to net cash used in operating activities of $2,613,085 for the same period in 1997. The net cash used in operating activities in 1998 was primarily the result of operating losses, partially offset by cash receipts from receivables and increases in accounts payable. The net cash used in operating activities in 1997 was primarily the result of operating losses and the pay down of accounts payable after the initial public offering.

         Net cash used in investing activities in the first half of 1998 of $51,801 compared to net cash used in investing activities of $862,586 in the first half of 1997. The net cash used in investing activities in both 1998 and 1997 was used primarily in the development of new product software. The Company's cash requirements to fund developmental expenses from year-to-year incurred in connection with the establishment of new products have decreased as the Windows-based Fleet Manager Enterprise Series was completed.

         Net cash provided by financing activities of $569,369 through June 30, 1998 compared to net cash provided by financing activities of $5,613,530 in the same period in 1997. 1998 cash provided by financing activities came primarily from a $700,000 bridge note, reduced by a pay down of a short term bank note, while cash provided in 1997 came primarily from the proceeds of the Company's initial public offering. On April 9, 1998, the Company borrowed $700,000 as a bridge loan from an investor, in the form of a bridge note, convertible into shares of Common Stock at $1.00 per share, subject to adjustments under certain circumstances. This bridge note bore interest at 10% and was due September 30, 1998. In July 1998, the Company sold $2,000,000 aggregate principal amount of Senior Convertible Notes, convertible into shares of Common Stock at $1.00 per share, subject to adjustment under certain circumstances. Approximately $700,000 of the proceeds from the sale was used to repay the bridge note. (See Notes 4 and 5 of Notes to Financial Statements above, and Item 5 - Other Information, below.)

         The Company believes that the remaining proceeds from the sale of the Senior Convertible Notes will be sufficient to meet the Company's cash requirements through April, 1999. In the event the Company's plans change or prove to be inaccurate, the Company will be required to seek additional financing. There can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On April 9, 1998, the Company sold a promissory note in the principal amount of $700,000 and convertible into shares of the Company's Common Stock at $1.00 per share, subject to adjustment under certain circumstances, to Wechsler & Co. Inc. ("Wechsler") in connection with the provision of financing to the Company. The note was subsequently paid in July 1998 in connection with the Company's sale of the Senior Convertible Notes. The sale of the $700,000 promissory note was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration set forth in Section 4(2). In claiming the Section 4(2) exemption, the Company relied upon the following facts: (i) the purchaser was an accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act and acquired the securities for the purchaser's own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (ii) a restrictive legend was placed on the note.

Item 5.  Other Information

         On April 9, 1998 the Company sold a promissory note in the principal amount of $700,000 and convertible into shares of the Company's Common Stock at $1.00 per share, subject to adjustment under certain circumstances, to Wechsler, a New York based money manager, in connection with the provision of financing to the Company. The note was convertible into shares of the Company's common Stock at $1.00 per share subject to adjustment under certain circumstances. The note bore interest at 10% per annum and was due and payable on September 30, 1998. On July 10 and July 14, 1998 the Company sold $2,000,000 aggregate principal amount of Senior Convertible Notes to a group of investors led by Wechsler. The Senior Convertible Notes provide for payments of interest only until maturity and bear interest at the rate of 10% per annum until such time as the Senior Convertible Notes are paid in full or converted into shares of Common Stock at any time after six months from the date of issuance at $1.00 per share, subject to adjustment under certain circumstances. Approximately $700,000 of the proceeds from the sale of the Senior Convertible Notes was used to repay the bridge notes and the remaining proceeds are expected to be used for working capital.

         On July 1, 1998 the Company received notice from the Nasdaq Stock Market, Inc. that the Company was in violation of Nasdaq's continued listing requirements for the Nasdaq SmallCap Market as a result of the Company's inability to satisfy the criteria set by the Nasdaq SmallCap Market of (i) a minimum of $2,000,000 in net tangible assets, and (ii) and minimum $1.00 per share bid price. The Company has been notified that if the Company wishes to maintain its Nasdaq SmallCap listing, the Company must request

Nasdaq to schedule a hearing, which the Company was told, if granted, would take place approximately sixty days after the receipt of the request. At such hearing the Company must be prepared to present documentation demonstrating compliance, or a satisfactory plan to reach compliance, with the net asset value requirement, and also show proof that the Company has gained compliance with the $1.00 bid price requirement. To accomplish the later, the Company's Common Stock must trade ten consecutive days at or above $1.00 prior to the hearing date. The Company intends to request a hearing. There can be no assurance, however, that the Company will be in compliance with all continued listing requirements at the time of the hearing and that the Company's Common Stock will continue to be listed on the Nasdaq SmallCap Market subsequent to the hearing date.

         If the Company were to be delisted from the Nasdaq SmallCap Market, trading, if any, in the Common Stock will be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. Such delisting could also cause a decline in the market price of the Common Stock and cause such price to be lower than it would otherwise be if the Common Stock was listed on the Nasdaq SmallCap Market.

         In addition, if the Company's Common Stock becomes delisted from trading on the Nasdaq SmallCap market, so long as the trading price of the Common Stock remains below $5.00 per share, trading in the Common Stock will also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these type of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

      Exhibits.  The following exhibits are filed herewith:

         3.1      Amended and Restated Certificate of Incorporation

         4.1 Senior Note Purchase Agreement by and between Marine Management Systems, Inc. and the purchasers listed on Exhibit A thereto.

         4.2(a)   Form of Senior Five-Year Convertible Note

         4.2(b)   Schedule of Noteholders

        10.1 Preferred Stock Purchase Agreement, dated as of April 8, 1998 by and between Marine Management Systems, Inc. and Eugene D. Story, Robert D. Ohmes and Donald F. Logan, Jr.

         11.1    Statement re: Computation of Per Share Earnings

         27.1    Financial Data Schedule

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed in the quarter ended June 30, 1998

                         MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARINE MANAGEMENT SYSTEMS, INC
                                  (Registrant)


Dated: August 14, 1998          By:  /s/ Michael P. Barney
                                    ------------------------------
                                        Michael P. Barney
                                        President and Chief Executive Officer


Dated: August 14, 1998          By: /s/ Robert D. Ohmes
                                    ------------------------------
                                        Robert D. Ohmes
                                        Executive Vice President and
                                        Chief Financial Officer