Form 10QSB
period 1998-09-30
MARINE MANAGEMENT SYSTEMS INC
filed 1998-11-16
CIK 1026311

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 1998

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

Yes   x    No  ___

Number of Shares of Issuer's Common Stock, $.002 par value, outstanding as of September 30, 1998 was 4,421,120

Transitional Small Business Disclosure Format (check one):

Yes  __  No   x

                         MARINE MANAGEMENT SYSTEMS, INC.
                                   Form 10-QSB
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page No.

Item 1. Financial Statements  (unaudited, except as noted)


        Balance Sheets, September 30, 1998 and December 31, 1997 (audited)     3

        Statements of Operations, Nine Months and Three Months
            Ending September 30, 1998                                          4

        Statement of Cash Flows, Nine Months Ending September 30, 1998         5

        Notes to Financial Statements                                          6

Item 2. Management's Discussion and Analysis or Plan of Operation              9


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      20

Signatures                                                                    21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                        (UNAUDITED)
                                                                                          9/30/98         12/31/97
                                                                                        ------------    ------------

Assets
Current:
  Cash                                                                                  $    129,239    $     19,150
  Accounts receivable                                                                        809,127       1,400,020
  Inventories                                                                                 11,000           9,044
  Deferred costs of Senior Debt                                                               86,245              --
  Prepaid expenses and other                                                                  14,021          22,297
                                                                                        ------------    ------------

     Total current assets                                                                  1,049,633       1,450,511

Cash - restricted                                                                                 --         650,000
Deposits                                                                                      25,000              --
Property and Equipment, net of accumulated depreciation of $322,372 and $267,268             144,336         181,530
Computer software costs, net of accumulated amortization of $2,296,603 and $1,803,595      2,324,130       2,767,139
                                                                                        ------------    ------------

  Total Assets                                                                          $  3,543,099    $  5,049,180
                                                                                        ============    ============


Liabilities and Stockholders' equity
Current:
  Short-term borrowings                                                                 $         --    $     85,504
  Accounts payable and accrued expenses                                                      427,924         749,072
  Subordinated debt - related parties                                                          1,000         166,000
  Billings in excess of costs on uncompleted contracts                                       110,099         149,960
  Deferred revenue                                                                           122,801         341,824
  Customer deposits                                                                            8,358          65,749
  Current portion of long-term debt and capital lease obligations                             30,548          37,300
                                                                                        ------------    ------------

     Total current liabilities                                                               700,730       1,595,409

Long-term debt and capital lease obligations, less current portion                         2,013,490         663,110
Subordinated debt - related parties                                                               --         500,000
                                                                                        ------------    ------------

     Total liabilities                                                                     2,714,220       2,758,519

Commitments and contingencies
Stockholders' equity:
  Preferred Stock                                                                            651,000              --
  Common stock, $.002 par value, 9,000,000 shares authorized, 4,421,120 issued and
     outstanding                                                                               8,842           8,842
  Additional paid-in capital                                                              11,540,352      11,540,352
  Accumulated deficit                                                                    (11,371,315)     (9,258,533)
                                                                                        ------------    ------------
     Total stockholders' equity                                                              828,879       2,290,661

  Total Liabilities and Stockholders' Equity                                            $  3,543,099    $  5,049,180
                                                                                        ============    ============




                                                                          Page 3
                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    Nine Months Ended September 30,       Three Months Ended September 30,
                                    -------------------------------       --------------------------------

                                        1998               1997                 1998            1997
                                        ----               ----                 ----            ----
Revenues
  Marine Sales - Software              $   668,469       $ 1,281,627       $   140,675       $   510,570
  Marine Sales - Hardware                  118,700           360,872            10,085            69,889
  Marine Sales - Services                  831,419           601,329           265,260           182,786
  Hardware Sales - Non Marine              351,785           294,330            69,057            92,580
  Contract                                 101,668           199,457                --            19,999
                                       -----------       -----------       -----------       -----------
                                         2,072,040         2,737,615           485,077           875,824

Cost of Revenues:
  Software and Services                    874,858           792,326           349,209           325,332
  Software amortization                    493,008           240,000           164,335            90,000
  Hardware                                 222,742           423,988            58,988            97,304
  Contract                                 101,668           170,418                --            20,000
                                       -----------       -----------       -----------       -----------
                                         1,692,276         1,626,732           572,532           532,636


     Gross profit                          379,764         1,110,883           (87,455)          343,188

Operating expenses:
  Research and development                 121,500           149,691            12,960            57,651
  Selling and administrative             2,210,519         2,628,810           699,985           920,182
  Depreciation and amortization             55,104            69,965            19,979            23,308
                                       -----------       -----------       -----------       -----------
                                         2,387,123         2,848,466           732,924         1,001,141

Loss from operations                    (2,007,359)       (1,737,583)         (820,379)         (657,953)

Other income (expense):
  Interest expense - net                  (105,423)         (373,329)          (46,538)           (3,615)


                                       -----------       -----------       -----------       -----------
Net loss                               $(2,112,782)      $(2,110,912)      $  (866,917)      $  (661,568)
                                       ===========       ===========       ===========       ===========

Net Loss per common share - Basic      $     (0.48)      $     (0.59)      $     (0.20)      $     (0.15)

Weighted average number of common
     shares outstanding                  4,421,120         3,578,904         4,421,120         4,343,353

                 See accompanying Notes to Financial Statements

                         MARINE MANAGEMENT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                INCREASE IN CASH
                                   (UNAUDITED)

                                                                   Nine months ended September 30,
                                                                    -----------------------------

                                                                        1998             1997
                                                                    -----------       -----------
Cash flows from operating activities:
Net (loss)                                                          $(2,112,782)      $(2,110,912)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     548,112           309,965
  Changes in Assets and Liabilities:
      Accounts receivable                                               590,893          (628,074)
      Inventories                                                        (1,956)            6,246
      Prepaid expenses and other                                          8,276           (70,504)
      Accounts payable and accrued expenses                            (327,900)         (571,56f6)
      Deposits                                                          (25,000)
      Other                                                                                 5,914
      Billings in excess, deferred revenue and
             customer deposits                                         (316,275)         (129,414)
                                                                    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                (1,636,632)       (3,188,345)

Cash flows from investing activities:
      Capitalized computer software costs                               (50,000)       (1,175,021)
      Acquisitions of property and equipment                            (17,910)          (68,355)
                                                                    -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                   (67,910)       (1,243,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of short-term borrowings - net                         (85,504)               --
      Payments of long-term debt and capital lease obligations        2,000,380          (320,084)
      Payments of subordinated debt - related parties                   (14,000)               --
      Deferred Senior Note Costs                                        (86,245)               --
      Net proceeds from 1997 IPO                                             --         5,657,040
                                                                    -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,814,631         5,336,956
                                                                    -----------       -----------

NET INCREASE IN CASH                                                    110,089           905,235

CASH, BEGINNING OF PERIOD                                                19,150            58,117
                                                                    -----------       -----------

CASH, END OF PERIOD                                                 $   129,239       $   963,352
                                                                    ===========       ===========

Suplemental disclosures of cash flow information:
Cash paid For:
    Interest                                                        $    78,449       $   177,672
Suplemental disclosures of non-cash investing and
     financing activity:
     Discount of subordinated short term loan                                             146,000
     Conversion of debt for equity                                      651,000         1,000,000




                                                                          Page 5
                 See accompanying Notes to Financial Statements

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

(b) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Software revenues are derived from the sale of software to marine industry customers. Services revenues are derived from software support, extended warranty contracts, and consulting services. Software and services revenues are recognized in the period when the products are delivered or the services are rendered. Revenues from the sales of extended warranty contracts are deferred and recognized on a straight-line basis over the term of the contract.

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

NOTE 4.  SENIOR CONVERTIBLE NOTES

On July 10, 1998, the Company closed on the sale of $2,000,000 aggregate principal amount of Senior Convertible Notes (the "Senior Convertible Notes") which are convertible into common stock of the Company at $1.00 per share, subject to adjustments under certain conditions. The Senior Convertible Notes bear interest at 10% and are due and payable on March 31, 2003.

NOTE 5.  CONVERSION OF SUBORDINATED DEBT TO PREFERRED STOCK

On July 10, 1998, holders of $651,000 of a total $666,000 in subordinated debt with interest payable ranging from prime plus 2% to 9%, and which were secured by general assets of the Company, converted this debt into 651 shares of Series A Preferred Stock. These Preferred Stock shares are entitled to a dividend of 10% per annum, payable quarterly beginning 9/30/98 and are convertible into common shares after six years at a conversion rate of $1.00 per share. One note of $15,000, which matured in 1998, was currently due and paid. Payment of the first dividend was accrued but withheld by the Company to conserve cash.


Item 2.  Management's Discussion And Analysis Or Plan Of Operation

      This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report, which are not historical facts, are forward-looking statements. Such forward-looking statements, including those concerning the Company's expectations for liquidity, demand and sales of new and existing products, industry and market segment growth and market and technology opportunities, and Year 2000 ("Y2K") readiness all involve risks and uncertainties. Actual results may differ materially from such forward-looking statements for reasons including, but not limited to, changes in the marine transportation industry, delays or problems in the development and commercialization of the Company's products, customer interest in and acceptance of the Company's current and new products and services, the impact of competitive products and services, technological changes in the Company's products and products under development, internal and/or third party delays or failures in achieving Y2K compliance and the Company's sales and marketing campaign and restructuring efforts.

Overview

      Revenues for the third quarter of 1998 continued to fall below Management's expectations. As in the second quarter, there were several large contracts expected to close that did not materialize. The Company is presently dependent on the close of one or two large sales each quarter. The Company is addressing this issue by seeking to increase its source of steady revenue, specifically in the area of consulting services and support, and has met with some success in this area. However, the result of lower than expected marine software revenues, and concomitant marine hardware sales, have put significant pressure on the cash reserves of the Company, and the Company's ability to meet current liabilities. The Company is addressing this working capital shortfall by actively searching for sources of additional financing and industry partners, but has no current arrangements with respect to such financing or industry partnering.

      Although revenues are down for the third quarter and the first nine months of 1998, expenses are also lower as a result of cost saving programs implemented in the fourth quarter of 1997 and first quarter of 1998. The combination of lower revenues and expenses has resulted in a year-to-date net loss which is approximately equal to the loss experienced in the first nine months of 1997. The expense saving strategies, coupled with reduced spending on new capitalized software investments, have significantly reduced the Company's cash outflow compared to a year ago. The Company will continue to monitor expenses in an attempt to keep them in line with actual sales.

      The Company has significantly reduced its expenditures on development compared to 1997 as modules of the Windows-based version of Fleet Manager Enterprise Series of products were completed in 1997, and are now being marketed. Development of product enhancements continues, however, but at a lower rate. While the Company believes that improved products should result in revenue enhancement, recent experience has not resulted in any tangible revenue increases, and there can be no assurance that our enhanced products will achieve market acceptance as expected, or that any introduction of enhanced products by the Company's competitors will not exert downward price pressure on the Company's Fleet Manager Enterprise Series of products.

      The Company has chosen to postpone further development of the Integrated Shipboard Information Technology (ISIT) platform. The Company completed the initial development and began market testing of the ISIT platform in the third quarter of 1997. It is postponing the completion of development and marketing of the ISIT platform and ISIT-compliant versions of its Windows-based Fleet Manager Enterprise Series products until 1999, electing instead to locate and work with a strategic partner, or partners, to help fund the completion of the ISIT project. To date, the Company has not identified such a partner.

      Management cautions that the Company's future level of sales, liquidity and potential profitability will depend on many factors, including an increased demand for the Company's existing products, the ability of the Company to develop and sell new products and product versions to meet customers' needs, the ability of Management to control costs and successfully implement the Company's strategy, and the ability of the Company to develop and deliver products in a timely manner.

Results Of Operations

Three Months Ending September 30, 1998 Compared to Three Months Ending September 30, 1997.

      Revenues. Revenues for the three months ended September 30, 1998 of $485,077 were $390,747 lower than the same period in 1997 representing a 44.6% decrease. This decrease was due primarily to a significant reduction in marine software and hardware sales, partially offset with improved Consulting Services ("Services") revenue.

      The Company's software revenues of $140,675 for the third quarter of 1998 decreased $369,895, or 72.4%, from $510,570 for the comparable period in 1997, primarily reflecting decreased and delayed sales of the Fleet Manager Enterprise Series. Total hardware revenues of $79,142 ($10,085 for marine and $69,057 for non-marine hardware revenues) for the third quarter of 1998 decreased $83,327, or 51.3%, from $162,469 ($59,804 decrease for marine and $23,523 decrease for non-marine hardware revenues) for the third quarter of 1997. Lower marine hardware sales were a direct result of lower software revenues in the period, as marine hardware is most often bundled with software. Service revenues, however, continued to grow in the third quarter, increasing to $265,260 which was $82,474, or 45.1% over 1997 third quarter Service revenue levels of $182,786. This increase reflects the results of management's efforts to market consulting services coupled with strong upgrade and consulting demand from our current installed base. There were no Contract revenues for the third quarter of 1998 compared to $19,999 from the third quarter of 1997, as expected, as revenue generating milestones on the ISIT and ISIT related projects with the U. S. Government wind down.

      Cost of Revenues. Costs of revenues increased 7.5%, or $39,896, to $572,532 in the three months ended September 30, 1998 from $532,636 in the same period in 1997, primarily due to the negative sales mix which included lower sales of higher margin software and increased sales of labor intensive consulting, coupled with increased amortization of capitalized software.

      Gross profit and margins. The Company generated negative gross profits in the third quarter of 1998 of $87,455, down 125.5% from the prior year's third quarter gross profit of $343,188. This was the result of lower total revenues and higher amortization of capitalized software than the prior year.

      Gross margins were a negative 18.0% in the third quarter of 1998, down from 39.2% in the third quarter of 1997, reflecting, in part, the 182.6% increase in software amortization to $164,335 for the third quarter of 1998 from $90,000 for third quarter 1997, coupled with lower sales of higher margins software. The increase in amortization reflects the completion of the Windows-based version of MMS products in late 1997 and the related amortization of the Fleet Manager Enterprise Series capitalized software.

      Operating expenses. Operating expenses for the third quarter of 1998 decreased $268,217, or 26.8%, to $732,924 from $1,001,141 in the same period in 1997, primarily reflecting the 23.9% decrease in selling and administration expenses, or $220,197, from 1997 to 1998. This decrease is the result of cost containment efforts implemented in the fourth quarter of 1997 and first quarter of 1998.

      Other income (expense). Net interest expenses of $46,538 for the third quarter of 1998 reflect an increase of $42,923 from interest expenses in the third quarter of 1997 of $3,615. Interest expense for the third quarter of 1998 reflect the cost of interest from the sale of the Senior Convertible Notes which was consummated in July of 1998 (See Note 4 of Notes to Financial Statements above). Interest expenses in the third quarter of 1997 were from a short-term bank loan.

     Net Loss. As a result of the foregoing, the Company's third quarter net loss increased to $866,917 in 1998, up 31.0% from a loss of $661,568 in 1997.



Nine Months Ending September 30, 1998 Compared to Nine Months Ending September 30, 1997.

      Revenues. Revenues for the nine months ended September 30, 1998 of $2,072,040 were $665,575 lower than the same period in 1997 representing a 24.3% decrease. This decrease was due primarily to a significant reduction in marine software, hardware and contract sales, partially offset with improved Services revenue.

      The Company's software revenues of $668,469 for the first nine months of 1998 decreased $613,159, or 47.8%, from $1,281,627 for the comparable period in 1997, primarily reflecting decreased and delayed sales of the Fleet Manager Enterprise Series. Total hardware revenues of $470,485 ($118,700 for marine and $351,785 for non-marine hardware revenues) for first nine months of 1998 decreased $184,717 or 28.2%, from $655,202 ($242,172 decrease for marine hardware revenues offset by $57,455 increase for non-marine hardware revenues) for the first nine months of 1997. Lower marine hardware sales were a direct result of lower software revenues year-to-date, as marine hardware is most often bundled with software. Service revenues increased to $831,419 for the first nine months of 1998 which was $230,090, or 38.3%, higher than Service revenue levels for the first nine months of 1997 of $601,329. This increase reflects the results of management's efforts to market consulting services, coupled with strong upgrade and consulting demand from our current installed base. Contract revenues for the first nine months of 1998 of $101,668 were down by $97,789, or 100.0%, compared to $199,457 from the first nine month period in 1997, as government contract revenues from ISIT and ISIT related contracts wind down.

      Cost of Revenues. Costs of revenues increased 4.0%, or $65,544, to $1,692,276 for the nine months ended September 30, 1998 from $1,626,732 in the same period in 1997. This increase was primarily due to increased software amortization expense and increased Services costs, partially offset by lower hardware sales volume and improved margins on hardware sales in the first nine months of 1998.

      Gross profit and margins. The Company generated gross profits in the first nine months of 1998 of $379,764, down 65.8% from the prior year's first nine months gross profit of $1,110,883. The reduced gross profit in the first nine months of 1998 was mainly a consequence of reduced marine software and hardware sales volume and higher software amortization expense.

      Gross margins decreased in the first nine months of 1998 to 18.3% from 40.6% in the comparable period of 1997, reflecting, in part, the increase in software amortization of $253,008, or 205.4%, to $493,008 for the first nine months of 1998 as compared to $240,000 for same period in 1997. The increase in amortization reflects the completion of the Windows-based version of MMS products in late 1997 and the related amortization of the Fleet Manager Enterprise Series capitalized software.

      Operating expenses. Operating expenses for the first nine months of 1998 decreased $461,343 or 16.2%, to $2,387,123 from $2,848,466 in the same period in 1997 reflecting primarily the 15.9% decrease in selling and administration expenses, totaling $418,291, from 1997 to 1998. This decrease represents the results of cost containment efforts implemented in the fourth quarter of 1997 and first quarter of 1998.

      Other income (expense). Net interest expense of $105,423 for the first nine months of 1998 reflect a decrease of $267,906, or 71.8%, from interest expense in the third quarter of 1997 of $373,329. Interest expense for the first nine months of 1997 were impacted by one time costs including the cost of interest and a number of finance charges resulting from the bridge loan and retirement of warrants associated with the Company's initial public offering in May of 1997. Interest expenses in 1998 reflect costs associated with short-term bank loans and subordinated debt in the first two quarters of 1998, a bridge loan in the second quarter, and the Senior Convertible Notes in the third quarter of 1998. (See Note 4 of Notes to Financial Statements above).

      Net Loss. As a result of the foregoing, the Company's 1998 first nine months net loss was $2,112,782, higher by $1,870 (0.1%) than the 1997 nine month net loss of $2,110,912.

Liquidity And Capital Resources

      At September 30, 1998, the Company had cash of $129,239 compared to September 30, 1997 cash levels of $963,352. Working capital at September 30, 1998 of $348,903 compares unfavorably to the working capital position at the end of September 1997 of $1,133,854, which reflected the proceeds from the completion of the Company's initial public offering in May 1997. In 1997, the Company used the $5,657,040 of net proceeds from its initial public offering to pay down the Company's debt and accounts payable, pay current expenses, and to invest in continued software development of its Fleet Manager Enterprise Series of Windows-based software and the development of the ISIT platform technology. The Company's cash requirements to cover developmental and organizational costs required to establish new products were reduced significantly during 1997 as new products were completed.

      Net cash used in operating activities in the first nine months of 1998 of $1,636,632 compared to net cash used in operating activities of $3,188,345 for the same period in 1997. The net cash used in operating activities in 1998 was primarily the result of operating losses, partially offset by cash receipts from receivables. The net cash used in operating activities in 1997 was primarily the result of operating losses, accounts receivable increases, and the pay down of accounts payable after the initial public offering.

      Net cash used in investing activities in the first nine months of 1998 of $67,910 compared to net cash used in investing activities of $1,243,376 in the first nine months of 1997. The net cash used in investing activities in both 1998 and 1997 was used primarily in the development of new product software. The Company's cash requirements to fund developmental expenses from year-to-year incurred in connection with the establishment of new products have decreased as the Windows-based Fleet Manager Enterprise Series was completed.

      Net cash provided by financing activities of $1,814,631 through September 30, 1998 compared to net cash provided by financing activities of $5,336,956 in the same period in 1997. 1998 cash provided by financing activities came primarily from the Senior Convertible Notes, reduced by a pay down of a short term bank note, while cash provided in 1997 came primarily from the proceeds of the Company's initial public offering. On April 9, 1998, the Company borrowed $700,000 as a bridge loan from an investor, in the form of a bridge note, convertible into shares of Common Stock at $1.00 per share, subject to adjustments under certain circumstances. This bridge note bore interest at 10% and was due September 30, 1998. In July 1998, the Company sold $2,000,000 aggregate principal amount of Senior Convertible Notes, convertible into shares of Common Stock at $1.00 per share, subject to adjustment under certain circumstances. Approximately $700,000 of the proceeds from the sale were used to repay the bridge note. (See Note 4 of Notes to Financial Statements, above, and Item 2, below.)

      The Company believes that the remaining proceeds from the sale of the Senior Convertible Notes will be sufficient to meet the Company's cash requirements through December 1998, and is currently attempting to attain additional financing. The Company has no current arrangements with respect to, or potential sources of, any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a substantial reduction in the Company's operations.

Impact of year 2000

Impact of Year 2000 ("Y2K") on Company's Operations

      Many computer systems were not designed to handle dates beyond the year 1999, and therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of determining whether its computer systems are Y2K compliant and is replacing or upgrading those computer systems that are not.

      A review is in process of all computers used in the Company, the results of which are expected to be completed by March of 1999. However, Management believes, based on results so far that, because most computers are new or have been upgraded, there will be modest impact on operations and modest cost to upgrade or to replace those that are not. However, the Company cannot be certain that all its computers will be Y2K compliant. The failure of these computers to be Y2K compliant could have an adverse effect on the Company.

      A review is in process of all software products either used by the Company or sold to customers by the Company, which are supplied by outside vendors. This review is scheduled for completion by March of 1999. This review includes, where possible, attaining certification from the vendors that the version of software used by the Company or sold by the Company to customers is Y2K compliant, or, to the extent possible, ascertain the status of the third parties' Y2K readiness. However, the Company has limited or no control over the actions taken by these third parties, and accordingly, there can be no assurance that all third parties with which the Company does business will successfully resolve all of their Y2K compliance issues. The failure of these third parties to resolve their Y2K compliance issues could have an adverse effect on the Company. Attestations have already been attained for some of the critical software in use, and Management does not believe that costs to obtain remaining attestations, or become otherwise satisfied that Y2K issues have been addressed, will be material.

Impact of Y2K on Company Developed Software:

      Early Company software offerings that are no longer sold or actively supported by the Company are not fully Y2K compliant and are not warranted to be so. We believe all users of such systems have been notified and provided the opportunity to upgrade or replace such systems with MMS products that are Y2K Compliant.

      The Company believes its Fleet Manager Enterprise software is Y2K compliant. All Fleet Manager Enterprise software components handle the transition from year 1999 to 2000 in terms of:

-     Correct sequencing of date related data.

- Computation involving dates and comparisons between dates are handled correctly.

- The Company's software logic takes into account leap years, in particular that 2000 is a leap year (e.g. recognizing that Feb 29, 2000 is a valid date and correctly handling computations across this date).

      The Company has taken the steps it deems practical to ensure our software products operate smoothly through and beyond the millennium change. Specifically, the Company has designed its software products to fully handle dates including and crossing the year 2000. In addition, the Company has tested the operation of its software products to the extent practicable, and the Company has encountered no incidents resulting in interruption of system operation due to date handling. However, no software can be guaranteed as "bug-free" or without coding defect, and there can be no assurance that all Y2K compliance issues have been or will be successfully resolved, and any failure to resolve all Y2K compliance issues within the Company's product offerings could have an adverse effect on the Company.

      The Company's costs to-date spent on reaching Y2K compliance for its own internal hardware and software have been immaterial. The costs to-date to make the Company's software product offerings Y2K compliant were funded by the same development investment required to bring the recently completed Windows based Fleet Manager Enterprise software to market, and are inclusive in that cost.

      The Company's intention is to address all Y2K issues before being affected by them. However, if the Company identifies significant risks associated with Y2K compliance issues or if the progress of its current projects deviates from the expected timeline, the Company will develop a contingency plan at that time. Management believes the current plan to identify crucial Y2K issues will give it ample time to respond to avoid material adverse affects on the Company's business and financial results

However, the Company is unaware of all the possible worst case scenarios and therefore cannot estimate the costs, if any, associated with such worst case scenarios. Other than the steps outlined above, the Company will monitor any and all Y2K compliance issues and attempt to resolve them in an expeditious and cost effective manner.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On July 10, 1998, the Company sold the Senior Convertible Note to a group of investors including: Wechsler & Co. Inc.; The Laura Wanser Foundation, c/o May Management; Key Trust Co. N.A., TTEE for Reliable Credit Association Employees Pension Plan and the U.S. Bank National Association as Trustee for Reliable Credit Association, in connection with the provision of financing to the Company. The sale of the Senior Convertible Notes was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration set forth in Section 4(2). In claiming the
Section 4(2) exemption, the Company relied upon the following facts: (i) the purchasers were accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act and acquired the securities for the purchasers own accounts in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and
(ii) a restrictive legend was placed on the Note.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Stockholders of the Company was held on July 7, 1998. At the annual meeting, the stockholders elected Eugene D. Story, Michael
P. Barney, Robert D. Ohmes, Lyman C. Hamilton, Jr., Donald R. Yearwood and Alan K Greene to the Company's Board of Directors for terms which expire at the 1999 Annual Meeting of Stockholders. There were 3,959,340 votes for and 5,440 votes withheld for all the Directors except Mr. Story, who had 3,951,941 votes for and 12,840 votes withheld. The stockholders also approved the sale of the Senior Convertible Notes. There were 3,025,000 votes for, 33,247 against and 0 abstentions with respect to such approval. The stockholders also approved the adoption of an Amended and Restated Certificate of Incorporation. There were 3,038,511 votes for, 19,400 votes against and 0 abstentions with respect to such approval. The stockholders also approved an amendment to the Company's 1996 Key Employees' Stock Plan to increase the number of shares issuable under the plan to 450,000. There were 3,023,951 votes for, 32,014 votes against and 2,450 abstentions with respect to such approval. Finally, the stockholders ratified the appointment of BDO Seidman LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998. There were 3,960,281 votes for, 4,500 votes against and 0 abstentions with respect to such ratification.

Item 5.  Other Information

      On July 10, 1998, the Company sold $2,000,000 aggregate principal amount of Senior Convertible Notes to a group of investors led by Wechsler and Co., Inc., a New York based money manager. The Senior Convertible Notes provide for payments of interest only until maturity and bear interest at the rate of 10% per annum until such time as the Senior Convertible Notes are paid in full or converted into shares of Common Stock at any time after six months from the date of issuance at $1.00 per share, subject to adjustment under certain circumstances.

      On July 1, 1998, the Company received notice from the Nasdaq Stock Market, Inc. that the Company was in violation of Nasdaq's continued listing requirements for the Nasdaq SmallCap Market as a result of the Company's inability to satisfy the criteria set by the Nasdaq SmallCap Market of (i) a minimum of $2,000,000 in net tangible assets, and (ii) and minimum $1.00 per share bid price. As a result of the inability of the Company to reach compliance on the above, on October 28, 1998, the Company was notified by Nasdaq that its Common Stock and publicly traded Warrants were de-listed from the Nasdaq SmallCap Market.

      As a result of this delisting from the Nasdaq SmallCap Market, trading, if any, in the Common Stock and Warrants will be conducted in the non-Nasdaq over-the-counter market. Furthermore, an investor could find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Common Stock and Warrants. Such delisting could also cause a decline in the market price of the Common Stock and cause such price to be lower than it would otherwise be if the Common Stock was listed on the Nasdaq SmallCap Market.

   In addition, at the time the Company's Common Stock became delisted from trading on the Nasdaq SmallCap Market, and as long as the trading price of the Common Stock remains below $5.00 per share, trading in the Common Stock also became subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith:

      11.1    Statement re: Computation of Per Share Earnings

      27.1    Financial Data Schedule

(b) Reports on Form 8-K.
   On July 31, 1998, the Company filed a Current Report on Form 8-K dated July 10, 1998 reporting in Item 5 thereof the sale of the Senior Convertible Notes.

                         MARINE MANAGEMENT SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARINE MANAGEMENT SYSTEMS, INC
                                  (Registrant)


Dated: November 16, 1998            By:  /s/ Michael P. Barney
                                         ---------------------
                                         Michael P. Barney
                                         President and Chief Executive Officer


Dated: November 16, 1998            By: /s/ Robert N. Anderson
                                        ----------------------
                                        Robert N. Anderson
                                        Acting Chief Financial Officer